Form 10-Q
period 1995-06-30
TWENTY SERVICES INC
filed 1995-08-16
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1995        Commission File No.  0-8488
                  ----------------                           ---------

                             TWENTY SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in is charter)

      ALABAMA                                            63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

       105 Vulcan Road                                     35209
--------------------------------------------------------------------------------
(Address or principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (205) 945-1581
                                                   ------------------------

--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

YES    X            NO
    -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

        Par Value $0.10 per share                 1,283,068 shares

                             TWENTY SERVICES, INC.



                                     INDEX


Twenty Services, Inc. Financial Statement
                    (Unaudited)


        Condensed Balance Sheets
          June 30, 1995 and December 31, 1994  ................... 3

        Condensed Statements of Operations
          Three Months Ended June 30, 1995 and 1994
           and Six Months Ended June 30, 1995 and 1994  .......... 4

        Condensed Statements of Cash Flows
          Six Months Ended June 30, 1995 and 1994  ............... 5


Management's Discussion and Analysis of Financial
        Condition and Results of Operations  ................... 6-7

Other Information  ............................................... 8

Signatures  ...................................................... 8

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                        JUNE 30,         DECEMBER 31,
                                    ASSETS                1995               1994
                                                        --------         ------------
Cash and temporary investment                         $  274,642         $  291,271
Marketable securities                                  2,446,818          2,452,966
Accrued investment interest                               18,795             25,540
Finance receivables, Net                                 362,164            314,695
Property and equipment, Net                               22,877              2,913
Other assets                                              28,449             46,806
                                                      ----------         ----------
Total Assets                                          $3,153,745         $3,134,191
                                                      ==========         ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses              $    9,302          $   10,978
  Income taxes payable                                   16,500              90,000
                                                      ----------         ----------
      Total liabilities                                  25,802             100,978
                                                      ----------         ----------


Stockholders' Equity:
  Preferred stock, Cumulative, $.10 par value        $   50,511          $   50,511
  Common Stock, par value $.10                          128,307             128,307
  Additional paid-in capital                          1,716,074           1,716,074
  Retained earnings                                   1,241,294           1,227,389
  Net unrealized gain (loss) on available-for-sale
    securities                                           51,757             (29,068)
  Less investment in Twenty Services Holding, Inc.      (60,000)            (60,000)
                                                      ----------         ----------
    Net Stockholders' Equity                          3,127,943           3,033,213
                                                      ----------         ----------

Total liabilities and stockholders' equity           $3,153,745          $3,134,191
                                                      ==========         ==========

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                             THREE MONTHS ENDING          SIX MONTHS ENDING
                                                  JUNE 30,                    JUNE 30,
                                            ----------------------      ----------------------
                                              1995         1994            1995        1994
                                            --------     --------        --------    ---------
Revenues                                    $  60,033    $  26,957      $ 125,779   $   64,813

Expenses:
  General and administrative                   35,318       34,947        102,467       73,013
                                            ---------     --------       --------    ---------
Income (loss) from operations                  24,715       (7,990)        23,312       (8,200)

Other income:
  Gain on sale of property and investments     18,490           --         30,451           --
                                            ---------     --------      ---------    ---------
Income (loss) before income taxes              43,205       (7,990)        53,763       (8,200)

Provision for income taxes                      1,750           --          4,500           --
                                            ---------     --------      ---------    ---------
Net income (loss)                           $  41,455    $  (7,990)     $  49,263    $  (8,200)
                                            =========    =========      =========    =========

Weighted average number of
  common share outstanding                  1,283,068    1,283,068      1,283,068    1,283,068
                                            =========    =========      =========    =========
Earnings (loss) per share*                  $     .02    $    (.01)     $     .02    $    (.02)
                                            =========    =========      =========    =========

* After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                  SIX MONTHS ENDING
                                                       JUNE 30
                                                ----------------------
                                                   1995        1994
                                                 --------    ---------
Cash flows from operating activities:
  Interest and dividends received               $ 129,162   $   44,132
  Rental income                                       725       15,861
  Other income                                         --           64
  Cash paid employees and supplies               (102,395)     (79,620)
  Income taxes paid                              (100,000)          --
                                                 --------    ---------
    Net cash used by operating activities        ( 72,508)     (19,563)

Cash flows from investing activities:
  Principal collected on loans                     75,679       24,243
  Loans made to customers                        (122,500)     (12,576)
  Purchase of securities                         (461,860)          --
  Proceeds from sale of assets and securities     311,220           --
  Principal collected on held to maturity
    securities                                    309,682       33,915
  Purchase of property and equipment              (20,985)      (2,461)
                                                 --------    ---------
    Net cash provided by investing activities      91,236       43,121
                                                 --------    ---------

Cash flows from financing activities:
  Preferred stock dividends                       (35,357)     (35,357)
                                                 --------    ---------
    Net cash used by financing activities         (35,357)     (35,357)
                                                 --------    ---------

Net decrease in cash                              (16,629)     (11,799)

Cash, beginning of period                         291,271       18,617
                                                 --------    ---------
Cash, end of period                             $ 274,642    $   6,818
                                                =========    =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

        During the six months ended June 30, 1995, the Registrant's liquidity decreased primarily as a result of the payment of dividends on preferred stock and a net increase in loans to customers. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

        The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

        During the first quarter of 1995, the Registrant concentrated upon (i) collecting its loans,including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

         COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED JUNE 30, 1995
                     WITH THE CORRESPONDING PERIOD OF 1994

        The Registrant reported net income of $41,455 for the three (3) months ended June 30, 1995 as compared to net loss of $7,990 for the corresponding 1994 period. The increase was due to a gain on the sale of property and marketable securities of approximately $18,000 coupled with significant increases in interest and dividend income, offset by related income taxes.

REVENUES
--------

        Revenues rose from $26,957 for the three months ended June 30, 1994 to $60,033 (a 123% increase) for the corresponding 1995 period due to approximately $17,000 (107%) increase in interest income and approximately $25,000 increase in dividends. Lease income declined approximately $10,000. These changes resulted from a shift in invested assets, coupled with higher interest rates.

EXPENSES
--------

        General and administrative expenses increased from $34,947 in 1994 to $35,318 for the corresponding 1995 period with no significant changes within expense categories.

             COMPARISON OF THE SIX (6) MONTHS PERIOD JUNE 30, 1995
                     WITH THE CORRESPONDING PERIOD OF 1994


REVENUES
--------

        During the six (6) months period ending June 30, 1995, revenues increased by approximately $61,000, or 94% as compared to the corresponding period of 1994. Interest income increased approximately $52,000, or 217% as compared to the 1994 period. Lease income decreased by approximately $19,000, or 96%. Dividend income increased by approximately $28,000, or 132% as compared to the 1994 period. These changes resulted from a shift in invested assets, coupled with higher interest rates.

EXPENSES
--------

        During the six (6) months period ended June 30, 1995, expenses increased by approximately $29,000, or 40% as compared to the corresponding period of 1994. Contributing to the increase were increased payroll costs of approximately $15,000 and costs of servicing and reporting to stockholders of approximately $14,000.

--------------------------------------------------------------------------------

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security
           Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27 Financial Data Schedule

          (b)   Reports on Form 8-K - None

                             TWENTY SERVICES, INC.




                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             TWENTY SERVICES, INC.
                            -----------------------
                                 (Registrant)





August 15, 1995                                  /s/ Thomas L. Hinson, Jr.
---------------                                 ----------------------------
Date                                            Thomas L. Hinson, Jr.
                                                Executive Vice-President and
                                                Treasurer