Form 10-Q
period 1995-09-30
TWENTY SERVICES INC
filed 1995-11-14
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995            Commission File No. 0-8488
                  ------------------                                ------


                             TWENTY SERVICES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           ALABAMA                                       63-0372577
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

       105 Vulcan Road                                      35209
----------------------------------------                  ----------
(Address or principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (205) 945-1581
                                                         --------------

-------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
        12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

        YES  X                                               NO
            ---                                                 ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

                Par Value $0.10 per share       1,283,068 shares

                             TWENTY SERVICES, INC.



                                     INDEX


Twenty Services, Inc. Financial Statements
                      (Unaudited)

      Condensed Balance Sheets
         September 30, 1995 and December 31, 1994                3


      Condensed Statements of Operations
         Three Months Ended September 30, 1995 and 1994          4


      Condensed Statements of Cash Flows
         Three Months Ended September 30, 1995 and 1994          5


Management's Discussion and Analysis of Financial Condition
        and Results of Operations                               6-7


Other Information                                                8


Signatures                                                       9

                             TWENTY SERVICES, INC

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                   September 30,  December 31,
                                                       1995           1994
                                                   -------------  ------------
                                    Assets

Cash and temporary investments                      $  290,723     $  291,271
Marketable securities                                2,419,275      2,452,966
Accrued investment interest                             27,793         25,540
Finance receivables, net                               366,816        314,695
Property and equipment, net                             21,978          2,913
Other assets                                            27,974         46,806

                                                    ----------     ----------
Total Assets                                        $3,154,559     $3,134,191
                                                    ==========     ==========

                     Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses             $    9,205     $   10,978
  Income taxes payable                                   9,000         90,000
                                                    ----------     ----------
     Total liabilities                                  18,205        100,978
                                                    ----------     ----------

Stockholders' Equity:
  Preferred stock, Cumulative, $.10 par value           50,511         50,511
  Common Stock, par value $.10                         128,307        128,307
  Additional paid-in capital                         1,716,074      1,716,074
  Retained earnings                                  1,235,155      1,227,389
  Net unrealized gain (loss) on available-for-sale
    securities                                          66,307        (29,068)
  Less investment in Twenty Services Holding, Inc.     (60,000)       (60,000)
                                                    ----------     ----------
     Net Stockholders' Equity                        3,136,354      3,033,213
                                                    ----------     ----------

Total liabilities and stockholders' equity          $3,154,559     $3,134,191
                                                    ==========     ==========

                            TWENTY SERVICES, INC.

                      CONDENSED STATEMENT OF OPERATIONS

                                 (UNAUDITED)

                                                         Three Months Ending          Nine Months Ending
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         1995           1994            1995          1994
                                                      -----------    ----------      ----------    ----------
Revenues                                              $    64,637    $   13,992      $  190,416    $   78,805

Expenses:
   General and administrative                              26,801        30,084         129,268       103,097
                                                      -----------    ----------      ----------    ----------
Income (loss) from operations                              37,836       (16,092)         61,148       (24,292)

Other income:
   Gain (loss) on sale of property
      and investments                                     (48,475)    2,411,908         (18,024)    2,411,908
                                                      -----------    ----------      ----------    ----------
Income (loss) before income taxes                         (10,639)    2,395,816          43,124     2,387,616

Provision for income taxes                                 (4,500)      592,000            --         592,000
                                                      -----------    ----------      ----------    ----------
Net income (loss)                                     $    (6,139)   $1,803,816      $   43,124    $1,795,616
                                                      ===========    ==========      ==========    ==========

Weighted average number of
   common shares outstanding                            1,283,068     1,283,068       1,283,068     1,283,068
                                                      ===========    ==========      ==========    ==========

Earnings per share *
   Net income (loss)                                  $      (.01)   $     1.39      $      .01     $    1.38
                                                      ===========    ==========      ==========    ==========

* After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

[CAPTION]

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1995        1994
                                                        ---------   ----------
Cash flows from operating activities:
     Interest and dividends received                    $ 182,642   $  49,868
     Rental income                                          1,813      18,973
     Other income                                              10         333
     Cash paid employees and suppliers                   (127,823)   (105,808)
     Income taxes paid                                   (110,000)          -
                                                        ---------   ---------
        Net cash used by operating activities             (53,358)    (36,634)
                                                        ---------   ---------

Cash flows from investing activities:
     Principal collected on loans                          94,839      37,803
     Loans made to customers                             (144,919)    (15,495)
     Purchase of securities                              (461,860)          -
     Disposal of foreclosed assets                              -       1,000
     Proceeds from sale of assets and securities          311,220   3,185,466
     Principal collected on held-to-maturity securities   309,872      34,074
     Equipment purchased                                  (20,985)          -
                                                        ---------   ---------
        Net cash provided by investing activities          88,167   3,242,848
                                                        ---------   ---------

Cash flows from financing activities:
     Preferred stock dividends                            (35,357)    (35,357)
                                                        ---------   ---------
        Net cash used by financing activities             (35,357)    (35,357)
                                                        ---------   ---------
Net increase (decrease) in cash and temporary
     cash investments                                        (548)  3,170,857

Cash and temporary investments, beginning of period       291,271      18,617
                                                        ---------   ---------
Cash and temporary investments, end of period           $ 290,723  $3,189,474
                                                        =========  ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

        During the nine months ended September 30, 1995, the Registrant's liquidity was unchanged as a result of the payment of dividends on preferred stock and a net increase in loans to customers offset by interest income and investment earnings. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

        The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

        During the third quarter of 1995, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

      COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED SEPTEMBER 30, 1995
                     WITH THE CORRESPONDING PERIOD OF 1994

        The Registrant reported net loss of $6,139 for the three (3) months ended September 30, 1995 as compared to net income of $1,795,616 for the corresponding 1994 period. The decrease was due to a gain on the sale of marketable securities of approximately $2,411,000 in 1994 offset by related income taxes, compared with significantly higher interest and dividends in 1995 offset by a $48,000 loss on disposal of securities.

REVENUES
--------

        Revenues rose from $13,992 for the three months ended September 30, 1994 to $64,637 (a 362% increase) for the corresponding 1995 period due to approximately $26,000 (249%) increase in interest income and approximately $25,000 increase in dividends. Lease income declined approximately $2,000. These changes resulted from a shift in invested assets, coupled with higher interest rates.

EXPENSES
--------

        General and administrative expenses decreased from $30,084 in 1994 to $26,801 for the corresponding 1995 period due to lower depreciation charges and costs related to stockholders meeting being incurred in third quarter 1994.

          COMPARISON OF THE NINE (9) MONTHS PERIOD SEPTEMBER 30, 1995
                    WITH THE CORRESPONDING PERIOD OF 1994


REVENUES
--------

        During the nine (9) months period ending September 30, 1995, revenues increased by approximately $112,000, or 142% as compared to the corresponding period of 1994. Interest income increased approximately $78,000, or 226% as compared to the 1994 period. Lease income decreased by approximately $21,000, or 92%. Dividend income increased by approximately $54,000, or 259% as compared to the 1994 period. These changes resulted from a shift in invested assets, coupled with higher interest rates.

        The nine (9) months period ended September 30, 1994, included a gain on sale of marketable securities of $2,411,908 compared to losses of $18,024 during 1995. Income taxes for the 1994 period were $592,000 higher than the 1995 period.

EXPENSES
--------

        During the nine (9) months period ended September 30, 1995, expenses increased by approximately $26,000, or 25% as compared to the corresponding period of 1994. Contributing to the increase were increased payroll costs of approximately $15,000 and costs of servicing and reporting to stockholders of approximately $11,000.


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



                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)




November 10, 1995                                /s/ Thomas L. Hinson, Jr.
---------------------                            ------------------------------
Date                                             Thomas L. Hinson, Jr.
                                                 Executive Vice-President and
                                                 Treasurer