Form 10-K
period 1995-12-31
TWENTY SERVICES INC
filed 1996-03-29
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-8488

                  For the fiscal year ended December 31, 1995

                             TWENTY SERVICES, INC.
=======================================================================
            (Exact name of registrant as specified in its charter)


            ALABAMA                                   63-0372577
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

        105 Vulcan Road
      Birmingham, Alabama                                 35209
   ------------------------------                ----------------------

Registrant's telephone number, including area code (205) 945-1581
                                                   ----------------
Securities registered pursuant to Section l2(g) of the Act:

                                  Common Stock
                         7% Cumulative Preferred Stock*
----------------------------------------------------------------------
                               (Title of Class)

Indicate by checkmark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (l2) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

          YES [X]                                 NO [  ]

As of December 31, 1995, the Registrant had issued and outstanding

l,283,068 shares of common stock, par value of $0.l0 per share, and as of December 31, 1995, the aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $l,429,000.

                   Documents incorporated by reference:  None

----------------
*    Includes 7% Cumulative Series A-1980 Preferred Stock,
     7% Cumulative Series A-198l Preferred Stock, 7% Cumulative
     Series A-1982 Preferred Stock, and 7% Cumulative Series
     A-1985 Preferred Stock.

                              PART I

1.  BUSINESS.
    ---------

     (a) General Development of Business.  Since its inception in 1955, Twenty
         --------------------------------
Services, Inc. (hereinafter sometimes referred to as the "Registrant" or "Company"), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. ("Holding"), the owner of approximately 54% of the Registrant's outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa ("Statesman"). The investment in Statesman was sold in 1994. The Registrant has invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa ("American Equity"). As of the date of this Annual Report on Form 10-K the Registrant owns 790,000 shares of common stock of American Equity.

     Depending upon the financial condition of the Registrant, the opportunities available to the Registrant and other matters, the Registrant may acquire majority interests in, and thereafter direct the operations of, other corporations or business entities engaged in one or more active businesses. The Registrant will continue to engage in certain aspects of the general finance business, including extending credit to certain persons and collecting its loan receivables. As of the date of this annual report on Form 10-K, the Registrant does not believe that the composition of its investments and the nature of its business activities render it subject to the Investment Act of 1940, and the Board of Directors of the Registrant intend that any future acquisitions by and/or business activities of the Registrant will be structured in a manner so that the Registrant will not become subject to the Investment Company Act of 1940.

     (b)  Financial Information Regarding Industry Segments.
          --------------------------------------------------

     The Registrant is not required to supply information respecting industry segments. However, for certain information respecting the general finance and other business activities of the Registrant, see the Financial Statements of Twenty Services, Inc., including the notes thereto, which are included elsewhere herein.

     (c) Narrative Description of Business.
         ----------------------------------

     General Finance Business.  As stated above, the Registrant historically has
     -------------------------
engaged in the general finance business which has consisted of (i) extending credit to finance various real estate projects, including the purchase of single-family dwellings and commercial real estate, and to finance home improvements (the "Real Estate Loans"), and (ii) extending credit for business and miscellaneous purposes (the "Business and Miscellaneous Loans").

     Loan Portfolio.  The following tabulation sets forth the outstanding
     ---------------
balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans       1995       1994    1993      1992        1991
-------------       ----       ----    ----      ----        ----

Real Estate       $193,429  $198,854 $205,820  $241,045    $3l4,954

Business and
Miscellaneous      213,396   148,640  123,647   133,347     l30,240
                   -------   -------  -------   -------     -------
Total:            $406,825  $347,494 $329,467  $374,292    $445,93l

As of December 3l, 1995, the duration of the Real Estate Loans ranged from 3 to 251 months, with such loans having an average duration of 166 months, and the per annum interest rate of such loans ranged from 7.5% to l2.5% and the duration of the Business and Miscellaneous Loans ranged from 3 to 36 months, with such loans having an average duration of 3 months, and the per annum interest rate of such loans ranged from 7% to 12%.

Of the Registrant's aggregate loan portfolio as of December 31, 1995, approximately 89% was secured by various types of collateral, approximately 48% was secured by mortgages on real estate and approximately 11% was unsecured.

Allowance For Loan Losses and Delinquent Loans Receivable.
----------------------------------------------------------

The Registrant maintains an allowance or reserve for loan losses which is an amount reflecting, in management's judgment, the maximum amount of outstanding loans that ultimately may be charged off. Upon determining that a loan, or a portion thereof, is uncollectible the Registrant charges its allowance or reserve for loan losses in the amount deemed uncollectible by the Registrant.

As of December 31, 1995, approximately 17% of the dollar amount of the Registrant's total loan portfolio, including accrued interest, was delinquent by thirty (30) days or more with respect to one or more payments as compared to comparable delinquencies of approximately 8% of the dollar amount of the Registrant's total loan portfolio as of December 31, 1994. Of the Registrant's delinquent loans as of December 31, 1995, loans representing approximately $68,000 were delinquent by more than ninety (90) days. At December 31, 1995, the largest principal amount owed by a single debt or related borrower, which was deemed to be delinquent, was $35,000. However, the foregoing figures reflect the fact that the entire amount of a loan is classified as delinquent if any portion of the scheduled payments are past due. At December 31, 1995, two (2) loans was deemed delinquent. These loans are first mortgage loans. The Registrant believes that each loan deemed delinquent is adequately secured.

During the year ended December 31, 1995, the Registrant did not charge off a loan receivable and recovered $156 in cash for loans previously charged off. At December 31, 1995, the Registrant's allowance for loan losses with respect to its loan portfolio was $27,293.

     The following tabulation sets forth for each of the years indicated certain information regarding charges to the Registrant's allowance or reserve for loan losses and the salvage value of the collateral or other assets received during each of such years with respect to loans previously charged off:

                           Percentage of
        Principal Amount  Loan Portfolio   Other Assets
Year      Charged Off       Charged Off      Received
------  ----------------  ---------------  ------------


1995   $  -0-                 -0-%          $156
1994   $  -0-                 -0-%          $369
1993    l,989                  .6%         l,907
1992      -0-                 -0-%         l,767


            Interest Income.   The following tabulation sets forth certain
            ----------------
information respecting the Registrant's net interest income for each of the years indicated:

                         1995      1994    1993
                       --------  -------  -------
Interest Income (l)    $l29,953  $59,532  $55,043

Net Interest Income    $129,953  $59,532  $55,043

(l)  Includes income of $105,757, $39,24l, and $28,423, during 1995, 1994 and
1993 respectively, derived from sources other than the Registrant's loans receivable.

     The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

      Other Business Activities.  As described above, the Registrant's
      --------------------------
stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1995, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Des Moines, Iowa based company is majority owned by the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996.

     Depending upon the financial position of the Registrant, the opportunities available to the Registrant and other matters, the Registrant may acquire majority-owned or controlling interests of one (l) or more other corporations or business entities engaged in one (l) or more active businesses. In the opinion of the Registrant, the Registrant's composition of assets and business activities do not subject the Registrant as of the date of this annual report on Form 10-K to the Investment Company Act of 1940, and the Board of Directors of the Registrant intends that future acquisitions and/or future business activities of the Registrant will be structured in such manner so that Registrant will not be subject to the Investment Company Act of 1940. As in the past, the Registrant will continue to engage in certain aspects of general finance business, including extending credit to certain persons and collecting its loans receivable.

     Competition.  With respect to the general finance business, the Registrant
     ------------
is in direct competition with banks and other finance companies located within and without the State of Alabama. Many of these firms are substantially larger than the Registrant, have more capital available for lending activities, pursue more actively new loan activity and enjoy a distinct competitive advantage over the Registrant.

     Employees.  During 1995 and 1994, the Registrant employed two (2) persons
     ----------
to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

     At March l5, 1996, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

     The Registrant considers its relationship with its employees to be good.

     Certain Government Regulations.  The Registrant is subject to federal and
     -------------------------------
state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on October 16, 1995. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

     The Registrant is not subject in any material way to regulations relating to the discharge of materials into the environment.

     Other Matters.  The Registrant's business is not seasonal.
     --------------

     No material portion of the contracts or subcontracts of the Registrant is subject to renegotiation by the United States Government.

     The business of the Registrant is not dependent upon any raw materials, and as of the date of this annual report on Form 10-K, the Registrant does not own any material patent, trademark, license, franchise or concession. During the last two (2) years, the Registrant has not spent any money on research and development activities.

     Due to the nature of its business, the Registrant does not have backlogs of orders believed to be firm. In addition, except as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Registrant does not follow any specified practice with respect to working capital.

     The Registrant is not dependent upon a single customer or related customers or a very few customers, the loss of any one (l) or more of which would have a materially adverse effect upon its business.

     Financial Information Regarding Foreign and Domestic
     ----------------------------------------------------
Operations and Export Sales.  Substantially all of the Registrant's business
----------------------------
activities have been conducted within the southeastern portion of the United States.

2.  PROPERTIES.
    -----------

     The Registrant maintains its principal executive office in an office facility located in Birmingham, Alabama, which it leases on a month-to-month basis and for which it pays aggregate annual rentals of $7,200. The Registrant believes its office facilities are adequate for its present needs.

     The Registrant also owns approximately one (l) acre of undeveloped real estate, and one parcel of residential property, obtained in 1989 as a result of foreclosure.

3.  LEGAL PROCEEDINGS.
    ------------------

     As of the date of this annual report on Form 10-K, the Registrant is not a party of any legal proceedings, other than routine collection matters arising in the ordinary course of the Registrant's business.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    ----------------------------------------------------

     During the quarter ended December 31, 1995, no matter was submitted to a vote of the security holders of the Registrant.

                              PART II

5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
     -------------------------------------------------------------
     HOLDER MATTERS.
     ---------------

     (a)  Market Information.  No broker or dealer makes an active market in the
          ------------------
shares of Common Stock or the Series A-Preferred Stock of the Registrant, although the Common Stock is quoted from time to time in certain interdealer quotations by brokers. Except for such transactions and sales in privately negotiated transactions among stockholders, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

     (b)  Holder of Records.  As of December 31, 1995 there were 2,003 holders
          ------------------
of record of the outstanding Common Stock of the Registrant, and 1,109 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

     (c)  Dividends.  During the past two (2) years, no dividends have been paid
          ---------
respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 1995, the Registrant reflected earned surplus of $l,262,545 and reflected capital surplus of $l,716,074.

     As of December 3l, 1995, the Registrant has issued and outstanding 505,ll0 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 198l, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 1995 and 1994, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

     The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

6.   SELECTED FINANCIAL DATA
     -----------------------
     The following tabulation sets forth certain financial information respecting the Registrant

                     1995          1995            1993           1992           1991
                 ----------     ----------     ----------      ---------      ----------
Revenues         $  234,686     $  118,337     $  101,356      $  72,217      $   82,582
                 ==========     ==========     ==========      =========      ==========

Net Income
(Loss)           $   70,513     $1,777,270     $  (26,137)     $ (75,903)     $ (100,908)
                 ==========     ==========     ==========      =========      ==========

Earnings Loss)
Per Common
Share:

Net Income
(Loss)           $      .03     $     1.36     $     (.05)     $    (.09)     $     (.11)
                 ==========     ==========     ==========      =========      ==========

Total Assets     $3,210,614     $3,134,191     $1,335,001      $1,390,002     $1,500,582
                 ==========     ==========     ==========      =========      ==========

Dividends
Declared:
Common Stock     $        0     $        0     $        0      $        0     $        0
                 ==========     ==========     ==========      =========      ==========

Preferred
Stock            $   35,357/1/  $   35,357/2/  $   35,358/3/   $   35,357/4/  $   35,358/5/
                 ==========     ==========     ==========      =========      ==========

Total            $   35,357     $   35,357     $   35,358      $   35,357     $   35,358
                 ==========     ==========     ==========      =========      ==========

Book Value Per
Common Share
Outstanding      $     2.06     $     1.96     $      .64      $      .68     $      .77
                 ==========     ==========     ==========      =========      ==========

-----------
/1/  Reflects dividends respecting Preferred Stock declared on February 15,
     1996.
/2/  Reflects dividends respecting Preferred Stock declared on February 15,
     1995.
/3/  Reflects dividends respecting Preferred Stock declared on February 4,
     1994.
/4/  Reflects dividends respecting Preferred Stock declared on February 15,
     1993.
/5/  Reflects dividends respecting Preferred Stock declared on February 17,
     1992.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
     AND RESULTS OF OPERATIONS.
     --------------------------

     Liquidity and Capital Resources.  During 1995, the Registrant's liquidity
     --------------------------------
decreased, primarily as a result of the purchase of securities. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

     During 1995, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.


     Results of Operations.  The Registrant reported net income of $70,513 in
     ----------------------
1995 as compared to net income of $1,777,220 in 1994. The decrease was primarily due to a gain on the sale of marketable securities net of taxes of approximately $1,796,000 in 1994.

     General and administrative expenses increased from $120,315 in 1994 to $163,900 in 1995 due primarily to increased professional services and cost of servicing and reporting to stockholders of approximately $36,000. Depreciation expense declined approximately $17,000 as the result of the termination of certain equipment leases.

     During 1993, the Registrant reflected a loss of $26,l37, as compared to a loss of $75,903 during 1992. The decrease is due primarily to 1993 including a gain on sale of property of $ll,295 and a reduction in cost of professional services of approximately $22,000.

     During 1993, the Registrant's general and administrative expenses amounted to $ll3,979 as compared to $l35,893 during 1992. The decrease resulted primarily from decreased costs for professional services.

     Impact of Inflation.  Inflation has an impact upon the Registrant's
     --------------------
financial position. Inflationary pressures generally increase the cost of borrowed funds to the Registrant, rendering it less economic for the Registrant to borrow money for re-lending purposes.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    --------------------------------------------

     The financial statements of the Registrant are set forth at page F-3 through F-13 hereof and are incorporated herein by reference.


9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    -----------------------------------------------------

     There has been no disagreement between the Registrant and its independent certified public accountants respecting any matter of disclosure, during the past twenty-four (24) months.

                                    Part III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     ---------------------------------------------------

     (a)-(e) - Identification of Directors and Executive Officers and Other
               ------------------------------------------------------------
Matters.  The following tabulation sets forth certain information respecting the
--------
persons who are serving as the directors and executive officers of the Registrant asd of March 15, 1996.

                                         Material Occupations and
Names and Positions                      Positions During
with the Registrant              Age     the last five (5) years
--------------------------      ------  -------------------------

David J. Noble                    64     Chairman of the Board of
Chairman of the Board                    Directors, Twenty Services,
 of Directors and                        Inc., Birmingham, Alabama
Director                                 (finance business), since
                                         1980 and 1979 respectively;

                                         Chairman of Board of Directors,
                                         Treasurer and Director, Twenty Services
                                         Holding, Inc., Birmingham, Alabama
                                         (holding company) since 1979; Chairman
                                         of the Board of Directors and President
                                         of American Equity Investment Life
                                         HOlding Company since 1995; Vice-
                                         Chairman of the Board of Directors,

                                         President and Director, The Statesman
                                         Group, Des Moines, Iowa 1982-1995,
                                         1979-1995 and 1975-1995, repectively.

Dr. James P. Armatas              65     Director, Twenty Services, Inc., Birmingham,
                                         Alabama (general finance business)
                                         since 1979; Director, Twenty Services
                                         Holding, Inc., Birmingham, Alabama
                                         (holding company), since 1979;
                                         President, James P. Armatas &
                                         Associates, Shawnee Mission, Kansas
                                         (consulting psychologist), since

                                         Material Occupations and
Names and Positions                      Positions During the last
with the Registrant           Age        Five (5) years
-------------------           ---        --------------
Dr. James P. Armatas                     1972; President, Alvarado
(continued)                              Manufacturing Company
                                         manufacturing company);
                                         Chino, California since 1985.

Dr. A. J. Strickland, III       53       Director and Vice-Chairman of the Board of
                                         Directors, Twenty Services, Inc.,
                                         Birmingham Alabama (general finance
                                         business), since 1977; Directors,
                                         Twenty Services Holding, Inc.,
                                         Birmingham, Alabama (holding company),
                                         since 1970; Professor of Strategic
                                         Management School of Commerce,
                                         University of Alabama, Tuscaloosa,
                                         Alabama since 1980; Director, The
                                         Statesman Group, 1986-1995.

Thomas L. Hinson, Jr.           49       Executive Vice-President, Secretary and
                                         Treasurer, Twenty Services, Inc., since
                                         1992; Certified Public Accountant,
                                         Birmingham, Alabama since 1973;
                                         President, CTT Investment, Inc.,
                                         Birmingham, Alabama (food services),
                                         since 1989; President, Air Carriers,
                                         Inc., Birmingham, Alabama (air cargo),
                                         since 1991; President, Vulcan Designs,
                                         Inc., Birmingham, Alabama (residential
                                         construction) since 1991.


------------------------------------

     There is no family relationship between any of the persons named above. Directors of the Registrant are elected at each annual meeting of the stockholders of the Registrant and serve until their successors have been elected and qualified. Executive officers of the Registrant are elected at a meeting of the Board of Directors immediately following each annual meeting of the stockholders of the Registrant. Mr. Noble was elected director of the Registrant in November 1979 pursuant to a resolution adopted by the Board of Directors of the Registrant stating that if Twenty Services Holding, Inc. acquired approximately 20% of the outstanding Common Stock of the Registrant, the Registrant would make available to nominees of Twenty Services, Inc. Holding, Inc. two (2) places on the Registrant's Board of Directors.

     (F) Involvement in Certain Legal Proceedings.
         -----------------------------------------
     During the past ten (l0) years, no officer or director of the Registrant has been involved in any event of the type described in Item 3(f) of the Regulations S-K of the Securities Exchange Act of 1934.

11.  EXECUTIVE COMPENSATION
     ----------------------

          Current Remuneration.  During 1994 no officer or director of the
          ---------------------
Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 1995.

                                             Salaries, fees,
Name of Individuals                         directors' fees,
or number of persons       Capacities       commission and
in group                   which served        bonuses
----------------------     -------------   ----------------

All directors and         Directors and           $57,600
officers as a group       Officers

(five (5) persons)

     REMUNERATION IN THE FUTURE.  As of December 31, 1995, no officer or
     --------------------------
directors of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

     Directors' Remuneration.  All directors of the Registrant receive $200,
     ------------------------
plus expenses, for each meeting of the Board of Directors and each meeting of any committee of the Baord of Directors which they attend (except the Executive Committee of the Board of Directors). Members of the Executive Committee receive compensation of $300 per month.

     Options, Warrants, or Rights.  The Registrant does not maintain any plan
     -----------------------------
pursuant to which persons are entitled to acquire any equity securities of the Registrant.

     Termination of Employment.   Except as otherwise described in Item 11 of
     --------------------------
this annual report on Form 10-K, there are no plans or arrangements relating to payments to be made to any officer, or director of the Registrant, which resulted or will result from any person's resignation, retirement, or termination or employment with the Registrant.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------

     As of the date of this annual report on Form 10-K, the only person who owns of record and directly more than 5% of the Registrant's outstanding voting securities is Twenty Services Holding, Inc., a Delaware corporation, whose principal business address is 105 Vulcan Road, Birmingham, Alabama. As of such date, Twenty Services Holding, Inc. and an affiliate of Holding own 704,312 shares of Common Stock of the Registrant and approximately 39% of the combined outstanding shares of Common Stock and Series A Preferred Stock of the Registrant. Exccept as otherwise requred by Alabama law and except for certain rights accorded by the Registrant's Certificate of Incorporation in the event that dividends respecting the Series A-Preferred tock are not paid the holders of the Series A-Preferred Stock are entitled to vote respecting matters coming before any meeting of the stockholders of the Registrant.

     By virtue of his ownership of Common Stock of Twenty Services, Holding, Inc., Mr. David J. Noble, the Chairman of the Board or Directors of the Registrant, owns indirectly and beneficially approximately 51% of the outstanding Common Stock of the Registrant.

     (b) Security Ownership of Management.  The following tabulation sets forth
         --------------------------------
certain information regarding the shares of equity securities of the Registrant.

                                      Approximate Amount    Percent
Title of              Name of            and Nature of         of
Class            Beneficial Owner      Beneficial Owner      Class
--------------  -------------------  ---------------------  --------

Common Stock    David J. Noble       648,877 Indirect(l)      50.57%

Common Stock    A.J. Strickland,III  48,204 Indirect(l)        3.76%


-----------------------

(l) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of March 15, 1996, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 704,312 shares or approximately 55% of the outstanding shares of common stock.
------------------------

     As of March 15, 1996, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 697,08l shares of common stock of the Registrant, or approximately 54% of the outstanding common stock of the Registrant as of such date.

     (c)  Changes in Control.  There are no arrangements known to the Registrant
          ------------------
which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     -----------------------------------------------

          As of December 31, 1995, no officer or director of the Registrant was indebted to the Registrant in any material amount. There were no transactions during 1995 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     ------------------------------------------------------
     FORM 8-K.
     ---------

     (a) (l) - (a) (2) - Financial Statements and Financial Statement Schedules.
                        -------------------------------------------------------
The financial statements and the financial statement schedules required to be filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules, and are set forth at the pages shown in such Index.

     (a) (d) - Exhibits.  The Certificate of Incorporation of the Registrant, as
               --------
amended, the By Law of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant's Annual Report on Form 10-K for the years ended December 3l, 1980, December 3l, 1981, December 3l, 1982 and 1985, and the Registrant's report on Form 8-K dated as of April 10 1984, are incorporated by reference.

     (b)  Reports on Form 8-K.  No report on Form 8-K was filed during the year.
          --------------------

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

         Index to Financial Statements and Financial Statement Schedule
-------------------------------------------------------------------------------

Independent Auditors' Report................................         F-2

Consolidated Balance Sheets.................................         F-3

Consolidated Statements of Operations.......................         F-4

Consolidated Statements of Cash Flows.......................   F-5 & F-6

Consolidated Statements of Changes in Stockholders' Equity..         F-7

Notes to Consolidated Financial Statements..................  F-8 - F-15

Consolidated Financial Statement Schedule:

   Schedule I - Marketable Securities - Other Investments...        F-16

                [LETTERHEAD OF BORLAND BENEFIELD APPEARS HERE]

                          Independent Auditors' Report
                          ----------------------------

The Shareholders and
 the Board of Directors
Twenty Services, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Twenty Services, Inc. (the Company) and subsidiary at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty Services, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.

/s/ Borland, Benefield, Crawford & Webster, P.C.
--------------------------------------------------
March 22, 1996

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

                          Consolidated Balance Sheets

                                                             December 31,
                                                           1995        1994
                                                        ----------  ----------
            Assets

Cash and Temporary Investments..........................  $   41,379   $  291,271
Marketable Securities...................................   1,532,614    2,452,966
Accrued Investment Interest.............................       4,982       25,540
Finance Receivables, Net................................     372,059      314,695
Receivable - American Equity Investment Life Holding
 Company................................................     410,000            0
Other Accounts Receivable...............................      14,295       14,601
Investment - American Equity Investment Life Holding
 Company................................................     790,000            0
Property Held for Sale..................................      13,205       13,205
Property and Equipment, Net.............................      21,080        2,913
Prepaid Income Taxes....................................      11,000            0
Deferred Tax Benefits...................................           0       19,000
                                                          ----------   ----------

Total Assets............................................  $3,210,614   $3,134,191
                                                          ==========   ==========

             Liabilities and Stockholders' Equity

Liabilities:
 Accounts Payable and Accrued Expenses..................  $   11,637   $   10,978
 Income Taxes Payable...................................           0       90,000
 Deferred Income Taxes..................................      31,000            0
                                                          ----------   ----------
  Total Liabilities.....................................      42,637      100,978
                                                          ----------   ----------

Stockholders' Equity:
 Preferred Stock, Cumulative Nonvoting, Par Value
   $.10; 2,500,000 Shares Authorized; 505,110 Shares
   Issued and Outstanding (Involuntary Liquidation
   Value $530,366)......................................      50,511       50,511
 Common Stock, Par Value $.10; 2,500,000 Shares
   Authorized, 1,283,068 Shares Issued and Outstanding..     128,307      128,307
 Additional Paid-In Capital.............................   1,716,074    1,716,074
 Retained Earnings......................................   1,262,545    1,227,389
 Net Unrealized Gain (Loss) on Available-for-Sale
   Securities, Net of $31,000 and $19,000 Deferred
   Income Taxes in 1995 and 1994, Respectively..........      70,540      (29,068)
 Less Investment in Twenty Services Holding, Inc........     (60,000)     (60,000)
                                                          ----------   ----------
  Net Stockholders' Equity                                 3,167,977    3,033,213
                                                          ----------   ----------

Total Liabilities and Stockholders' Equity..............  $3,210,614   $3,134,191
                                                          ==========   ==========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

                     Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                           December 31,
                                                   1995        1994        1993
                                                 ---------  -----------  ---------

Revenues:
        Interest...............................  $129,953   $   59,532   $ 55,043
        Rentals................................     2,901       28,251     36,235
        Dividends..............................   101,781       30,221      9,958
        Other..................................        51          333        120
                                                 --------   ----------   --------

         Total Revenues                           234,686      118,337    101,356
                                                 --------   ----------   --------

Expenses:
        General and Administrative.............   163,900      120,315    113,979
        Depreciation...........................     2,818       19,677     24,809
                                                 --------   ----------   --------

         Total Expenses........................   166,718      139,992    138,788
                                                 --------   ----------   --------

Gain (Loss) from Operations....................    67,968      (21,655)   (37,432)
                                                 --------   ----------   --------

Other Income:
        Gain on Sale of Marketable Securities..     8,575    2,411,908          0
        Gain on Sale of Property...............     2,970        1,967     11,295
                                                 --------   ----------   --------

         Total Other Income                        11,545    2,413,875     11,295
                                                 --------   ----------   --------

Income (Loss) Before Income Taxes..............    79,513    2,392,220    (26,137)

Provision for Income Taxes.....................    (9,000)    (615,000)         0
                                                 --------   ----------   --------

Net Income (Loss)..............................  $ 70,513   $1,777,220   $(26,137)
                                                 ========   ==========   ========

Income (Loss) Per Common Share.................      $.03        $1.36      $(.05)
                                                 ========   ==========   ========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------

                                  TWENTY SERVICES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
---------------------------------------------------------------





                                                                 For the Years Ended
                                                                       December 31,
                                                            1995         1994         1993
                                                       -----------  ------------  ----------

Cash Flows From Operating Activities:
   Interest and Dividends Received...........          $   253,158   $    58,940   $  59,728
   Rental Income.............................                2,901        28,251      34,998
   Other Income..............................                   51           333         120
   Cash Paid to Suppliers and Employees......             (163,241)     (125,268)   (105,569)
   Income Taxes Paid.........................             (110,000)     (525,000)          0
                                                       -----------   -----------   ---------
 Net Cash Used by Operating Activities.......              (17,131)     (562,744)    (10,723)
                                                       -----------   -----------   ---------

Cash Flows From Investing Activities:
   Principal Collected on Loans..............              215,782        96,467      72,082
   Loans Made to Customers...................             (272,100)     (118,597)    (62,000)
   Principal Collected on Held-to-Maturity
    Securities...............................            1,075,675         1,591       3,197
   Purchases of Held-to-Maturity Securities..                    0    (1,310,476)          0
   Proceeds from Sale of Available-for-Sale
    Securities...............................              463,115     3,240,850           0
   Purchases of Available-for-Sale
    Securities...............................             (461,861)   (1,077,443)          0
   Initial Investment in American Equity
    Investment Life Holding Company..........           (1,200,000)            0           0
   Proceeds From Sale of Investment and
    Other Property and Equipment.............                2,970        40,824      11,295
   Purchases of Property and Equipment.......              (20,985)       (2,461)       (524)
                                                       -----------   -----------   ---------

Net Cash Provided (Used) by Investing
 Activities.................................             (197,404)      870,755      24,050
                                                       -----------   -----------   ---------

Cash Flows From Financing Activities -
  Preferred Stock Dividends Paid............              (35,357)      (35,357)    (35,358)
                                                      -----------   -----------   ---------

Net Increase (Decrease) in Cash.............             (249,892)      272,654     (22,031)

Cash and Temporary Investments -
  Beginning of Year.........................              291,271        18,617      40,648
                                                      -----------   -----------   ---------

End of Year.................................          $    41,379   $   291,271   $  18,617
                                                      ===========   ===========   =========

-----------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
---------------------------------------------------------

                                                 For the Years Ended
                                                     December 31,
                                               1995        1994          1993
                                            ----------   ---------   -----------

Reconciliation of Net Income (Loss) to
 Net Cash Provided (Used) by Operating
 Activities:
  Net Income (Loss).......................  $  70,513   $ 1,777,220   $(26,137)
  Adjustment to Reconcile Net Income
    (Loss) to Net Cash Provided (Used)
    by Operating Activities:
   Depreciation and Amortization                2,818        19,677     24,809
   Gain on Sale of Marketable Securities       (8,575)   (2,411,908)         0
   Gain on Sale of Property                    (2,970)       (1,967)   (11,295)
   Amortization of Bond Premium and
    Discount, Net                                 866        (5,273)    (5,273)
   (Increase) Decrease in Accrued
     Investment Interest                       20,558       (25,540)         0
   Increase (Decrease) in Accounts
     Payable and Accrued Liabilities              659        (4,953)     7,173
   Increase (Decrease) in Income Taxes
     Payable                                 (101,000)       90,000          0
                                            ---------   -----------   --------

Net Cash Used by Operating Activities.....  $ (17,131)  $  (562,744)  $(10,723)
                                            =========   ===========   ========

------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------

                     TWENTY SERVICES, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity

             For the Years Ended December 31, 1995, 1994 and 1993
          -----------------------------------------------------------

                                                                                                  Investment
                                                                                Unrealized        in Twenty
                                                      Additional   Retained    Gain (Loss) on      Services
                                Preferred    Common     Paid-In    Earnings   Available-for-Sale   Holding,
                               Stock $.10  Stock $.10   Capital    (Deficit)     Securities          Inc.         Total
                               ----------  ----------  ----------  ---------  ------------------  -----------     -----
Balance - December 31,
1992........................    $ 50,511    $128,307   $1,786,789  $(523,694)   $          0      $(60,000)    $1,381,913

Net Loss ...................                                         (26,137)                                     (26,137)

Dividends on Preferred
Stock, ($.07 Per Share).....                              (35,358)
                                --------    --------    ---------   --------    ------------     ---------     ---------

Balance - December 31,
1993........................      50,511     128,307    1,751,431   (549,831)              0       (60,000)     1,320,418


Adjustment to Beginning
Balance for Change in
Accounting Principle, Net
of Deferred Income
Taxes of $615,000...........                                                       1,326,325                    1,326,325

Net Income .................                                       1,777,220                                    1,777,220

Dividends on Preferred
Stock, ($.07 Per Share).....                 (35,557)                                                             (35,357)

Change in Unrealized Gain
Loss) on Available-for-Sale
Securities, Net of Deferred
Income Taxes of $634,000....                                                      (1,355,393)                  (1,355,393)
                                --------    --------    ---------   --------    ------------     ---------     ----------
Balance - December 31,
1994........................      50,511     128,307    1,716,074   1,227,389        (29,068)      (60,000)     3,033,213

Net Income..................                                           70,513                                      70,513

Dividend on Preferred
Stock ($.07 Per Share)......                                          (35,357)                                    (35,357)

Change in Unrealized Gain
Loss) on Available-for-Sale
Securities, Net of Deferred
Income Tax of $50,000.......                                                          99,608                      99,608
                                --------    --------    ---------   --------    ------------     ---------     ---------

Balance, December 31,
1995........................    $ 50,511    $128,307   $1,716,074  $1,262,545   $     70,540      $(60,000)    $3,167,977
                                ========    ========   ==========  ==========   ============      =========    ==========

                                                  F-7

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 1995, 1994 and 1993


Note 1 - Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements
---------------------------
include the accounts of Twenty Services, Inc. (the Company) and its wholly-owned subsidiary TSI Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Recognition - Interest income from finance receivables is recognized
------------------
using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

Credit Losses - Provisions for credit losses are charged to income in amounts
-------------
sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all receivables which are charged off when they are deemed uncollectible.

Cash Equivalents - Holdings of highly liquid investments with original
----------------
maturities of three months or less and investments in money market funds are considered to be cash equivalents.

Marketable Securities - On January 1, 1994, the Company adopted the provisions
---------------------
of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting Statement 115 was an increase in stockholders' equity of $1,326,325 (net of $615,000 in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale that were previously carried at the lower of amortized cost or market.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 1 - Accounting Policies (Continued)

Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's securities are classified in two categories and accounted for as follows:

 .  Securities Held-to-Maturity. Bonds, notes, certain preferred stocks and other
   ---------------------------
   debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

 .  Securities Available-for-Sale. Bonds, notes and certain preferred stocks not
   -----------------------------
   classified as held-to-maturity and common stocks are reported at fair value.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. The write-downs are included in earnings as realized losses.

Unrealized holding gains and losses, net of deferred income taxes, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Property Held For Sale - Property held for sale is stated at the lower of its
----------------------
depreciated cost or net realizable value.

Property and Equipment - Property and equipment are stated at cost. Expenditures
----------------------
for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized.
Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided primarily by the straight-line method over the estimated useful lives of the depreciable assets, which range from 3 to 10 years.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 1 -  Accounting Policies (Continued)

Income Taxes - Deferred income taxes are recognized for the effects of temporary
------------
differences between financial statement and tax reporting.

Earnings Per Common Share - Earnings per common share are determined by dividing
-------------------------
net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 1995, 1994 and 1993 was 1,283,068.

Note 2 -  Nature of Operations, Risks, and Uncertainties

The Company is primarily engaged in the general finance business. The Company grants commercial and personal real estate loans and general business and personal loans to customers located primarily in Alabama. The majority of the loan portfolio is secured by various types of collateral including mortgages and security interests in equipment and other property with a significant concentration in loans collateralized by residential real estate.

Note 3 -  Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

                                                     December 31, 1995
                                       ----------------------------------------------
                                         Gross       Gross
                                       Amortized   Unrealized  Unrealized     Fair
                                          Cost       Gains       Losses      Value
                                       ----------  ----------  ----------  ----------

Available-for-Sale Securities:
  Equity Securities...............     $1,108,465    $101,360          $0  $1,209,825
                                       ==========  ==========  ==========  ==========

Held-to-Maturity Securities:
  Obligations of U.S. Government
  Corporations and Agencies......      $  322,789    $ 13,451          $0  $  336,240
                                       ==========  ==========  ==========  ==========

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 3 - Marketable Securities (Continued)

                                                  December 31, 1994
                                    ----------------------------------------------
                                      Gross       Gross
                                    Amortized   Unrealized  Unrealized     Fair
                                       Cost       Gains       Losses      Value
                                    ----------  ----------  ----------  ----------

Available-for-Sale Securities:
 Equity Securities................  $1,077,443     $ 1,000  $   49,068  $1,029,375
                                    ==========     =======  ==========  ==========

Held-to-Maturity Securities:
  Corporate Debt Securities.......  $   90,835     $     0  $        0  $   90,835
  Obligations of U.S. Government
   Corporations and Agencies......   1,332,756           0      23,597   1,309,159
                                    ----------     -------  ----------  ----------
                                    $1,423,591     $     0     $23,597  $1,399,994
                                    ==========     =======  ==========  ==========

The amortized cost and aggregate fair value of debt securities at December 31, 1995, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                           Amortized    Fair
                                             Cost      Value
                                           ---------  --------

Held-to-Maturity Securities:
 Due After Five Years Through Ten Years     $301,924  $315,375
 Due After Fifteen Years                      20,865    20,865
                                            --------  --------

                                            $322,789  $336,240
                                           ========  ========

Proceeds from the sale of available-for-sale securities were $463,115 for the year ended December 31, 1995. Gross gains of $32,095 were realized on these sales. Proceeds from the sale of held-to-maturity securities were $1,075,673 for the year ended December 31, 1995. Gross losses of $23,520 were realized. Held-to-maturity securities were sold prior to maturity to provide funds for investment in other securities which offered a greater long-term return.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 3 - Marketable Securities (Continued)

Proceeds from the sale of available-for-sale securities were $3,240,850 for the year ended December 31, 1994. Gross gains of $2,411,908 were realized on those sales. There were no sales of held-to-maturity securities during the year ended December 31, 1994.

Note 4 - Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

                                                                    1995      1994
                                                                  --------  --------


  Real Estate...................................................  $193,429   $198,854
  Business and Other............................................   213,396    148,640
                                                                  --------   --------

  Total Finance Receivables.....................................   406,825    347,494
  Less Unearned Interest........................................    (7,473)    (5,662)
  Less Allowance for Credit Losses..............................   (27,293)   (27,137)
                                                                  --------   --------

  Finance Receivables, Net......................................  $372,059   $314,695
                                                                  ========   ========


 At December 31, 1995, the accrual of interest income was suspended on $67,768 of real estate loans.

 Business and other finance receivables include $97,581 from related parties as of December 31, 1995.

 At December 31, 1995, contractual maturities of finance receivables were as follows:



                        1996       1997      1998    1999      2000    After     Total
                     --------   --------   -------  ------   -------  --------  --------
Real Estate....      $ 30,382   $  5,500   $ 6,900  $8,400  $10,100  $132,147  $193,429

Business and
 Other.....           206,736      3,475     3,185       0        0         0   213,396

                     --------   --------   -------  ------  -------  --------  --------


Totals..             $237,118   $  8,975   $10,085  $8,400  $10,100  $132,147  $406,825
                     ========   ========   =======  ======  =======  ========  ========


TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 4 - Finance Receivables and Allowance for Credit Losses (Continued)

Changes in the allowance for credit losses on finance receivables for the years ended December 31, 1995, 1994 and 1993 are as follows:

Balance - December 31, 1992..............  $26,850
Write-offs...............................   (1,989)
Recoveries of Write-offs in Prior Years..    1,907
                                           -------

Balance - December 31, 1993..............   26,768
Recoveries of Write-offs in Prior Years..      369
                                           -------

Balance - December 31, 1994..............   27,137
Recoveries of Write-offs in Prior Years..      156
                                           -------

Balance - December 31, 1995..............  $27,293
                                           =======

Note 5 - Investment - American Equity Investment Life Holding Company

On December 27, 1995, the Company advanced $1,200,000 to American Equity Life Holding Company. This is a new company formed by the Chairman of the Board of Twenty Services, Inc. He is Chairman and Chief Executive Office of American Equity and is its majority shareholder. American Equity has acquired some blocks of life insurance as of December 31, 1995. As of December 31, 1995, $790,000 of this investment represents a 19.75% ownership of common stock, and a receivable of $410,000 which was paid on March 20, 1996. The Company's pro-rata share of American Equity's net worth at December 31, 1995 approximates its investment.

Note 6 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                          1995       1994
                                        ---------  ---------

Equipment, Furniture and Automobiles..  $ 53,697   $ 32,711
Less Accumulated Depreciation.........   (32,617)   (29,798)
                                        --------   --------

Net Property, Plant and Equipment.....  $ 21,080   $  2,913
                                        ========   ========

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 7 - Income Taxes

The provision for income taxes was as follows for the years ended December 31:

                                      1995     1994    1993
                                     ------  --------  -----

Current:
  Federal..........................  $7,000  $510,000  $   0
  State............................   2,000   105,000      0
                                     ------  --------  -----

 Total Provision for Income Taxes..  $9,000  $615,000  $   0
                                     ======  ========  =====

The principal differences between the provision for income taxes and the amount of income taxes computed at the federal statutory rate of 34% are state income taxes and the use of available net operating tax loss carryforwards.

The net deferred tax liability of $31,000 included in the accompanying balance sheet at December 31, 1995 is related to the unrealized gains on marketable securities available-for-sale.

The net deferred tax asset of $19,000 included in the accompanying balance sheet at December 31, 1994, is related to the unrealized losses on marketable securities available-for-sale.

Note 8 - Stockholders' Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1992 dividend on the cumulative preferred stock (approximately $35,400) was declared in February 1993 and paid in March 1993. The 1993 dividend on the cumulative preferred stock (approximately $35,400) was declared in February 1994 and paid in March 1994. The 1994 dividend on the cumulative preferred stock (approximately $35,400) was declared in February 1995 and paid in March 1995.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

Note 9 - Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company which owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock ($60,000) has been deducted from stockholders' equity in the accompanying balance sheet.

             Schedule I - Marketable Securities - Other Investments

                      For the Year Ended December 31, 1995

                                                                                           Amount at which
                                                                                          each portfolio of
                                              Number of                                 equity security issues
                                              shares or                  Market value       and each other
      Name of Issuer                      units--principal              of each issue      security issue
       and title of                       amount of bonds    Cost of     at balance        carried in the
       each issue                             and notes      each issue   sheet date        balance sheet
----------------------------------        ----------------  ----------  -------------  ----------------------
Equity Securities Available-for-Sale:
  Amer Life Hldg PFD 2.16%.......               8,200     $  170,616     $  192,700            $192,700
   Berkley W R Corp Dep Shs
   Repstg 1/6 Cum PFD Ser A
    7.375%.......................               7,000        147,815        172,375             172,375
  Chemical Bkg Corp Perp PFD
    Yld 8.375%...................               6,000        148,682        153,750             153,750
  Citicorp Dep Shs Repstg 1/10
    PFD Ser 20 Non Cum 8.3%......               6,000        145,818        159,000             159,000
  Merrill Lynch & Co Inc 9%
    Dep Shs Rep Ser A 1/400
    Cum PFD......................               2,000         50,000         57,250              57,250
  Pacificorp Perp PFD Yld 7.92%..               6,000        145,533        156,750             156,750
  CitCorp 8.5% Non-Cum PFD.......               6,000        150,000        162,000             162,000
  Bankers Trust 7.75% PFD........               6,000        150,000        156,000             156,000
                                           ----------        -------        -------          ----------

Total Equity Securities-for-Sale.                          1,108,464      1,209,825           1,209,825
                                                          ----------     ----------          ----------

Debt Securities Held-to-Maturity:
  Fed Natl Mtg Assn Mtn
     CPN 8.420% Due 10/20/04
     DTD 10/20/94 FC 4/20/95
     Call 10/20/97 @100.000.......            300,000        301,924        315,375            301,924

GNMA Mortgage
  Backed Certificates, Due 2012...                            20,865         20,865             20,865
                                                          ----------     ----------         ----------

Total Debt Securities.............                           322,789        336,240            322,789
                                                          ----------     ----------         ----------

Totals............................                        $1,431,253     $1,546,065         $1,532,614
                                                          ==========     ==========         ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or l5() of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TWENTY SERVICES, INC.

                                   By: /s/  Thomas L. Hinson, Jr.
                                       --------------------------------
                                       Thomas L. Hinson, Jr.
                                       Executive Vice-President


Dated:  March 27, 1996




Signature                      Capacity                 Date
---------                      --------                 ----

/s/ David J. Noble
------------------------      Chairman and Director     March 27, 1996
David J. Noble                of Twenty Services, Inc.
                              (the Registrant).
                              (Principal Executive
                              Officer)


/s/ Thomas L.Hindson, Jr.
-------------------------     Secretary/Treasurer       March 27, 1996
Thomas L. Hinson, Jr.         of the Registrant






/s/ A.J. Strickland, III       Vice-Chairman and        March 27, 1996
------------------------
A.J. Strickland, III          Director of the
                              Registrant


/s/ James P. Armatas          Director of the           March 27, 1996
-----------------------       Registrant
James P. Armatas