Form 10-Q
period 1996-03-31
TWENTY SERVICES INC
filed 1996-05-14
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996    Commission File No. 0-8488
                  --------------                        ------



                             TWENTY SERVICES, INC.
     ------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          ALABAMA                                    63-0372577
     ------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer I.D. No.)
      incorporation or organization)

     105 Vulcan Road                                        35209
     ------------------------------------------------------------------
     (Address or principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code  (205) 945-l58l
                                                         --------------


     ------------------------------------------------------------------
     Former name, former address, and former fiscal year, if changed since last report.


     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past ninety (90) days.

     YES  X                                         NO
        ----                                           ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

     Par Value $0.l0 per share     l,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX

Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        March 31, 1996 and December 3l, 1995             3


     Condensed Statements of Operations
        Three Months Ended March 31, 1996 and 1995       4


     Condensed Statements of Cash Flows
        Three Months Ended March 31, 1996 and 1995       5



Management's Discussion and Analysis of Financial
        Condition and Results of Operations            6-7


Other Information                                        8


Signatures                                               9


                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                     Assets

                                                            March 31,   December 31,
                                                              1996         1995
                                                              ----         ----
Cash and temporary investments                             $  528,975   $   41,379
Receivable-American Equity Investment
  Life Holding Company                                              0      4l0,000
Marketable securities                                       l,32l,859     l,532,614
Investment-American Equity
  Investment Life Holding Company                             790,000      790,000
Finance receivables, net                                      413,858      372,059
Property and equipment, net                                    44,679       2l,080
Other assets                                                   46,202       43,482
                                                           ----------   ----------

Total assets                                               $3,145,573   $3,210,614
                                                           ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                     $    9,473   $   11,637
 Income taxes payable                                          l8,500       31,000
                                                           ----------   ----------
     Total liablities                                          27,973       42,637
                                                           ----------   ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                                    50,5ll       50,5ll
 Common Stock, par value $.l0                                 l28,307      l28,307
 Additional paid-in capital                                 l,7l6,074    l,7l6,074
 Retained earnings                                          l,239,432    l,262,545
 Net unrealized gain (loss) on
  available-for sale securities                                43,276       70,540
 Less investment in Twenty Services
  Holding, Inc.                                               (60,000)     (60,000)
                                                           ----------   ----------
     Net stockholders' equity                               3,l17,600    3,167,977
                                                           ----------   ----------

Total liabilities and
     stockholders' equity                                  $3,l45,573   $3,210,614
                                                           ==========   ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                 Three Months Ending
                                      March 31,
                           -----------------------------
                                  1996       1995
                                  ----       ----
Revenues                        $37,225     $65,746

Expenses:
 General and
  Administrative                 41,122      67,149
                              ---------   ---------

Loss from operations             (3,897)     (l,403)

Other income:
 Gain on sale of property
 and investments                 2l,l42      ll,96l
                              ---------   ---------


Income before income taxes       l7,245      l0,558

Provision for
 income taxes                     5,000       2,750
                              ---------   ---------

Net income (loss)             $  l2,245     $ 7,808
                              =========   =========

Weighted average number
 of common shares
 outstanding                  l,283,068   l,283,068
                              =========   =========

Earnings per share*             $   .00     $   .00
                              =========   =========

     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 3l,
                                                          -------------------------------
                                                             1996                  1995
                                                          ----------            ---------
Cash flows from operating activities:
     Interest and dividends received                      $   29,840            $  44,207
     Rental income                                             l,088                    -
     Cash paid employees and suppliers                      ( 42,780)            ( 45,515)
                                                          ----------            ---------
       Net cash used by operating activities                 (11,852)              (l,308)
                                                          ----------            ---------

Cash flows from investing activities:
     Principal collected on loans                            459,445               31,457
     Loans made to customers                                 (92,000)             (45,500)
     Purchase of securities                                        -             (l50,000)
     Proceeds from sale of assets
      and securities                                         191,578              l52,970
     Principal collected on held-to-maturity
      securities                                                 281                  499
     Purchase of property and equipment                      (24,498)              (5,479)
                                                          ----------            ---------
                                                             534,806              (l6,053)
                                                          ----------            ---------
Cash flows from financing activities:
     Preferred stock dividends                               (35,358)             (35,357)
                                                          ----------            ---------

     Net cash used by financing activities                   (35,358)             (35,357)
                                                          ----------            ---------

Net decrease in cash                                         487,596              (52,718)

Cash, beginning of period                                     4l,379              29l,271
                                                          ----------            ---------
Cash, end of period                                       $  528,975            $ 238,553
                                                          ==========            =========

                      MANAGEMENT'S DISCUSSION AND ANLAYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the three months ended March 31, 1996, the Registrant's liquidity increased primarily as a result of collection of loans and other receivables offset by the payment of dividends on preferred stock. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

     During the first quarter of 1996, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

     The Registrant reported net income of $12,245 for the three (3) months ended March 31, 1996 as compared to net income of $7,808 for the corresponding 1995 period. The increase was primarily due to an increase in the gain on the sale of property and marketable securities of approximately $9,000 offset by related income taxes.

REVENUES
- --------

     Revenues declined from $65,746 for the three months ended March 31, 1995 to $37,225 for the corresponding 1995 period due to approxmiately $27,000 decrease in interest income and approximately $2,500 decrease in dividend income. Lease income increased approximately $1,000. These changes resulted from a shift in invested assets.

EXPENSES
- --------

     General and administrative expenses decreased from $67,149 in 1995 to $41,122 for the corresponding 1996 period due primarily to decreased payroll costs of approximately $13,000, costs of servicing reporting to stockholders of approximately $12,000 and reduced professional services of $l,000.





- --------------------------------------------------------------------------------

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II


                               OTHER INFORMATION



Item l.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None

Item 5.  Other Information -

              On February 15, 1996 the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($.07) per share, payable March 3l, 1996 to holders of record at March 15, 1996 of Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 3l, 1995. On March 31, 1996, the dividend so declared was paid in the amount of approximately $35,358.

                             TWENTY SERVICES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)




       May 10, 1996                    /s/ Thomas L. Hinson, Jr.
- -------------------------             -----------------------------------
Date                                  Thomas L. Hinson, Jr.
                                      Executive Vice-President and
                                      Treasurer