Form 10-Q
period 1996-06-30
TWENTY SERVICES INC
filed 1996-08-14
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30,1996    Commission File No. 0-8488
                  ------------                        ------



                             TWENTY SERVICES, INC.
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          ALABAMA                                      63-0372577
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

105 Vulcan Road                                              35209
- --------------------------------------------------------------------------------
(Address or principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (205) 945-l58l
                                                    --------------


- --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.


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

                             TWENTY SERVICES, INC.



                                     INDEX



Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        June 30, 1996 and December 3l, 1995                                 3


     Condensed Statements of Operations
        Three Months Ended June 30, 1996 and 1995
        and Six Months Ended June 30, 1996 and 1995                         4


     Condensed Statements of Cash Flows
        Six Months Ended June 30, 1996 and 1995                             5



Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         6-7


Other Information                                                           8


Signatures                                                                  9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                          Assets
                                                             June 30,     December 31,
                                                               1996           1995
                                                               ----           ----
Cash and temporary investments                             $  140,950       $   41,379
Receivable-American Equity Investment
  Life Holding Company                                              0          4l0,000
Marketable securities                                       l,567,163        l,532,614
Investment-American Equity
  Investment Life Holding Company                             790,000          790,000
Finance receivables, net                                      565,732          372,059
Property and equipment, net                                    42,556           2l,080
Other assets                                                   33,395           43,482
                                                           ----------       ----------

Total assets                                               $3,139,796       $3,210,614
                                                           ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                     $   14,079       $   11,637
 Income taxes payable                                          l0,000           31,000
                                                           ----------       ----------
     Total liabilities                                         24,079           42,637
                                                           ----------       ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                                    50,5ll           50,5ll
 Common Stock, par value $.l0                                 l28,307          l28,307
 Additional paid-in capital                                 l,7l6,074        l,7l6,074
 Retained earnings                                          l,243,177        l,262,545
 Net unrealized gain (loss) on
  available-for sale securities                                37,648           70,540
 Less investment in Twenty Services
  Holding, Inc.                                               (60,000)         (60,000)
                                                           ----------       ----------
     Net stockholders' equity                               3,l15,717        3,167,977
                                                           ----------       ----------

Total liabilities and
     stockholders' equity                                  $3,l39,796       $3,210,614
                                                           ==========       ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                              Three Months Ending                Six Months Ending
                                   June 30,                        JUNE 30,
                               ---------------------          ---------------------
                                1996           1995            1996           1995
                                ----           ----            ----           ----
Revenues                     $   40,991    $   60,033        $   78,2l6     $  l25,779

Expenses:
 General and
  Administrative                 37,246        35,318            78,368        102,467
                             ----------    ----------        ----------     ----------


Loss from operations              3,745        24,7l5              (l52)        23,3l2

Other income:
 Gain on sale of property
 and investments                      -        18,490            2l,l42         30,45l
                             ----------    ----------        ----------     ----------


Income before income taxes        3,745        43,205            20,990         53,763

Provision for
 income taxes                         -         l,750             5,000          4,500
                             ----------    ----------        ----------     ----------

Net income (loss)            $    3,745    $   41,455        $   l5,990     $   49,263
                             ==========    ==========        ==========     ==========

Weighted average number
  of common shares
 outstanding                  1,283,068     1,283,068         1,283,068      1,283,068
                             ========================        =========================

Earnings per share*          $      .00    $      .02        $      .00     $      .02
                             ==========    ==========        ==========     ==========


     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                  Six Months Ended
                                                      June 30,
                                                ---------------------
                                                  1996         1995
                                               ---------    ---------
Cash flows from operating activities:
     Interest and dividends received           $  82,373   $  129,162
     Rental income                                 2,176          725
     Cash paid employees and suppliers           (76,295)    (l02,395)
     Income taxes paid                                 -     (l00,000)
                                               ---------    ---------
       Net cash used by operating activities       8,254      (72,508)
                                               ---------    ---------

Cash flows from investing activities:
     Principal collected on loans                529,645       75,679
     Loans made to customers                    (3l6,645)    (l22,500)
     Purchase of securities                     (254,503)    (46l,860)
     Proceeds from sale of assets
          and securities                         191,578      311,220
     Principal collected on held-to-maturity
          securities                               l,098      309,682
     Purchase of property and equipment          (24,498)     (20,985)
                                               ---------    ---------
                                                 126,675       9l,236
                                               ---------    ---------
Cash flows from financing activities:
     Preferred stock dividends                   (35,358)     (35,357)
                                               ---------    ---------

     Net cash used by financing activities       (35,358)     (35,357)
                                               ---------    ---------

Net increase (decrease) in cash                   99,57l      (16,629)

Cash, beginning of period                         4l,379      29l,271
                                               ---------    ---------
Cash, end of period                            $ 140,950    $ 274,642
                                               =========    =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the six months ended June 30, 1996, the Registrant's liquidity increased primarily as a result of collection of loans and other receivables offset by the payment of dividends on preferred stock. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

     During the second quarter of 1996, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

         COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED JUNE 30, 1996
                   WITH THE CORRESPONDING PERIOD OF 1995

     The Registrant reported net income of $3,745 for the three (3) months ended June 30, 1996 as compared to net income of $4l,455 for the corresponding 1995 period. The decrease was primarily due to an decrease in the gain on the sale of property and marketable securities of approximately $19,000 offset by related income taxes coupled with approximately $l7,000 decline in revenue.

REVENUES
- --------

     Revenues declined from $60,033 for the three months ended June 30, 1995 to $40,991 for the corresponding 1996 period due to approximately $13,000 decrease in interest income and approximately $7,000 decrease in dividend income. These changes resulted from a shift in invested assets.

EXPENSES
- --------

     General and administrative expenses increased from $35,318 in 1995 to $37,246 for the corresponding 1996 period due primarily to increased costs of servicing and reporting to stockholders.

             COMPARISON OF THE SIX (6) MONTHS PERIOD JUNE 30, 1996
                    WITH THE CORRESPONDING PERIOD OF 1995


     The Registrant's net income ($l5,990) for the six months ended June 30, 1996 was approximately $33,000 less than the corresponding 1995 period primarily as the result of lower revenues and $9,000 less gain on sale of assets offset by lower operating expenses.


REVENUES
- --------

     During the six (6) months period ending June 30, 1996, revenues decreased by approximately $48,000, or 38% as compared to the corresponding period of 1995. Interest income decreased approximately $40,000 or 52% as compared to the 1995 period. Dividend income decreased by approximately $9,000 as compared to the 1995 period. These changes resulted from a shift in invested assets.

EXPENSES
- --------

     During the six (6) months period ended June 30, 1996, expenses decreased by approximately $24,000 as compared to the corresponding period of 1995. Contributing to the decrease were decreased payroll costs of approximately $l5,000 and costs of servicing and reporting to stockholders of approximately $9,000.

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


                               OTHER INFORMATION



Item l.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -
           On July 3, 1996 at the Annual Meeting of Shareholders,
           James P. Armatas, David J. Noble and A. J.
           Strickland, III were reelected as Directors of the Company by the shareholders.

Item 5.    Other Information - None.

                             TWENTY SERVICES, INC.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)



August 12, 1996                       /s/ Thomas L. Hinson, Jr.
- --------------------------            ----------------------------
Date                                  Thomas L. Hinson, Jr.
                                      Executive Vice-President and
                                      Treasurer