Form 10-Q
period 1996-09-30
TWENTY SERVICES INC
filed 1996-11-14
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30,1996    Commission File No. 0-8488
                  -----------------                        ------




                                TWENTY SERVICES, INC.
                                ---------------------
             (Exact name of Registrant as specified in its Charter)

          ALABAMA                                    63-0372577
-----------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

       105 Vulcan Road                                        35209
-----------------------------------------------------------------------------
(Address or principal executive offices)                   (Zip Code)


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

                             TWENTY SERVICES, INC.



                                     INDEX



Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        September 30, 1996 and December 3l, 1995                 3

     Condensed Statements of Operations
        Three Months ended September 30, 1996 and 1995
        and Nine Months ended September 30, 1996 and 1995        4

     Condensed Statements of Cash Flows
        Nine Months Ended September 30, 1996 and 1995            5

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                              6-7

Other Information                                                8

Signatures                                                       9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                     Assets

                                                         September 30,  December 31,
                                                             1996          1995
                                                         ------------   ------------
Cash and temporary investments                             $   39,909   $   41,379
Receivable-American Equity Investment
  Life Holding Company                                              0      4l0,000
Marketable securities                                       l,567,545    l,532,614
Investment-American Equity
  Investment Life Holding Company                             790,000      790,000
Finance receivables, net                                      687,695      372,059
Property and equipment, net                                    40,433       2l,080
Other assets                                                   39,288       43,482
                                                           ----------   ----------

Total assets                                               $3,164,870   $3,210,614
                                                           ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                     $   17,092   $   11,637
 Income taxes payable                                          l0,000       31,000
                                                           ----------   ----------
     Total liabilities                                         27,092       42,637
                                                           ----------   ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                                    50,5ll       50,5ll
 Common Stock, par value $.l0                                 l28,307      l28,307
 Additional paid-in capital                                 l,7l6,074    l,7l6,074
 Retained earnings                                          l,264,128    l,262,545
 Net unrealized gain (loss) on
  available-for sale securities                                38,758       70,540
 Less investment in Twenty Services
  Holding, Inc.                                               (60,000)     (60,000)
                                                           ----------   ----------
     Net stockholders' equity                               3,l37,778    3,167,977
                                                           ----------   ----------

Total liabilities and
     stockholders' equity                                  $3,164,870   $3,210,614
                                                           ==========   ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                               Three Months Ending   Nine Months Ending
                                  September 30,         September 30,
                               -------------------  -------------------
                                 1996      1995       1996       1995
                               --------  ---------  --------   --------
Revenues                        $50,050  $ 64,637   $128,266   $190,416

Expenses:
 General and
  Administrative                 29,099    26,801    107,467    129,268
                              --------- --------- ---------- ----------

Income (loss) from
 operations                      20,95l    37,836     20,799     6l,148


Other income:
 Gain (loss) on sale of
   property and investments           -   (48,475)    2l,142    (l8,024)
                              --------- --------- ---------- ----------

Income (loss) before
 income tax                      20,95l   (l0,639)    4l,94l     43,124

Provision for income taxes            -    (4,500)    (5,000)         -
                              --------- --------- ---------- ----------

Net income (loss)                20,95l    (6,l39)    36,94l   $ 43,l24
                              ========= =========  =========  =========

Weighted average number of
 common shares outstanding    1,283,068 1,283,068  1,283,068  1,283,068
                              ========= =========  =========  =========

 Earnings per share*
 Net income (loss)            $     .01 $    (.0l) $     .01  $     .01
                              ========= =========  =========  =========

     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
Cash flows from operating activities:
     Interest and dividends received                     $  113,889   $ 182,642
     Rental income                                            3,264       l,813
     Other income                                                 -          10
     Cash paid employees and suppliers                     (102,796)   (l27,823)
     Income taxes paid                                            -    (l10,000)
                                                         ----------   ---------
       Net cash provided by (used by)
         operating activities                                14,357    ( 53,358)
                                                         ----------   ---------

Cash flows from investing activities:
     Principal collected on loans                           581,758      94,839
     Loans made to customers                               (476,354)   (144,919)
     Purchase of securities                                (254,503)   (46l,860)
     Proceeds from sale of assets and securities            191,578     311,220
     Principal collected on held-to-maturity
       securities                                             l,550     309,872
     Equipment                                              (24,498)    (20,985)
                                                         ----------   ---------
                                                             19,531      88,167
                                                         ----------   ---------
Cash flows from financing activities:
     Preferred stock dividends                              (35,358)    (35,357)
                                                         ----------   ---------

     Net cash used by financing activities                  (35,358)    (35,357)
                                                         ----------   ---------

Net increase (decrease) in cash                              (l,470)       (548)

Cash and temporary investments,
     beginning of period                                     4l,379     29l,271
                                                         ----------   ---------

Cash and temporary investments, end of period            $   39,909   $ 290,723
                                                         ==========   =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the nine months ended September 30, 1996, the Registrant's liquidity decreased slightly primarily as a result of purchase of securities and the payment of dividends on preferred stock offset by the collection of loans. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

     During the third quarter of 1996, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

       COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED SEPTEMBER 30, 1996
                   WITH THE CORRESPONDING PERIOD OF 1995

     The Registrant reported net income of $20,951 for the nine (9) months ended September 30, 1996 as compared to net loss of $6,l39 for the corresponding 1995 period. The increase was due to a $48,000 loss on disposal of securities in 1995, offset by a decline in interest income in the 1996 period.

     Revenues declined from $64,637 for the nine months ended September 30, 1995 to $50,050 (a 23% decrease) for the corresponding 1996 period due to approximately $17,000 (47% decrease) in interest income. Lease income increased approximately $3,000. These changes resulted from a shift in invested assets.

EXPENSES
--------

     General and administrative expenses increased from $26,801 in 1995 to $29,097 for the corresponding 1996 period due to higher depreciation charges.

     COMPARISON OF THE NINE (9) MONTHS PERIOD SEPTEMBER 30, 1996
                    WITH THE CORRESPONDING PERIOD OF 1995

REVENUES
--------

     During the nine (9) months period ended September 30, 1996, revenues decreased by approximately $62,000, or 33% as compared to the corresponding period of 1995. Interest income decreased approximately $57,000 or 50% as compared to the 1995 period. Lease income increaed by approximately $5,000, or 262% Dividend income decreased by approximately $10,000 or 13% as compared to the 1995 period. These changes resulted from a shift in invested assets.


     The nine (9) months period ended September 30, 1996 included a gain on sale of marketable securities of $2l,l42 compared to losses of $l8,024 during 1995. Income taxes for the 1996 period were $5,000 higher than the 1995 period.


EXPENSES
--------

     During the nine (9) months period ended September 30, 1996, expenses decreased by approximately $22,000, or l7% as compared to the corresponding period of 1995. Contributing to the decrease were reduced payroll costs of approximately $l5,000 and costs of servicing and reporting to stockholders of approximately $7,000.

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


                               OTHER INFORMATION



Item l.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None.
Item 5.  Other Information - None.

                             TWENTY SERVICES, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)


     11-13-96                                     /s/ Thomas L. Hinsons, Jr.
----------------------------                      -----------------------------
Date                                              Thomas L. Hinson, Jr.
                                                  Executive Vice-President and
                                                  Treasurer