Form 10-K
period 1996-12-31
TWENTY SERVICES INC
filed 1997-04-15
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-8488

                  For the fiscal year ended December 31, 1996

                             TWENTY SERVICES, INC.
================================================================================
            (Exact name of registrant as specified in its charter)

           ALABAMA                                     63-0372577
--------------------------------                 ---------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

        105 Vulcan Road
      Birmingham, Alabama                                 35209
--------------------------------                 ----------------------
Registrant's telephone number, including area code (205) 945-1581
                                                   ----------------
Securities registered pursuant to Section l2(g) of the Act:

                                 Common Stock
                        7% Cumulative Preferred Stock*
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by checkmark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (l2) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

           YES [X]                                   NO [  ]

As of December 31, 1996, the Registrant had issued and outstanding

l,283,068 shares of common stock, par value of $0.l0 per share, and as of December 31, 1996, the aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $l,429,000.

                   Documents incorporated by reference:  None

----------
*   Includes 7% Cumulative Series A-1980 Preferred Stock,
    7% Cumulative Series A-198l Preferred Stock, 7% Cumulative
    Series A-1982 Preferred Stock, and 7% Cumulative Series
    A-1985 Preferred Stock.

                                    PART I

1.  BUSINESS.
    ---------

     (a) General Development of Business.  Since its inception in 1955, Twenty
         --------------------------------
Services, Inc. (hereinafter sometimes referred to as the "Registrant" or "Company"), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. ("Holding"), the owner of approximately 54% of the Registrant's outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa ("Statesman"). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa ("American Equity"). As of the date of this Annual Report on Form 10-K the Registrant owns 79,000 shares of common stock of American Equity.

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

     Loan Portfolio.  The following tabulation sets forth the outstanding
     ---------------
balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans      1996      1995      1994      l993      l992
---------------  --------  --------  --------  --------  --------

Real Estate      $124,40l  $l93,429  $l98,854  $205,820  $24l,045
Business and
Miscellaneous     l53,l50   118,396   148,640   123,647   133,347
                 --------  --------  --------  --------  --------
Total:           $277,55l  $311,825  $347,494  $329,467  $374,292

As of December 3l, 1996, the duration of the Real Estate Loans ranged from 18 to 239 months, with such loans having an average duration of 154 months, and the per annum interest rate of such loans ranged from 7.5% to l2.5% and the duration of the Business and Miscellaneous Loans ranged from 3 to 36 months, with such loans having an average duration of 3 months, and the per annum interest rate of such loans ranged from 7% to 11%.

Of the Registrant's aggregate loan portfolio as of December 31, 1996, approximately 45% was secured by mortgages on real estate and approximately 55% was unsecured.


Notes Receivable - Related Parties
----------------------------------

     The Chairman of the Board and the Executive Vice-President, individually or together, have equity interests in four other entities which had transactions with the Company during the year. As of December 31, 1996 the outstanding loans totaled $403,648. One loan for $l40,500 to the company owned by the Executive Vice-President has been fully reserved. The Company intends to pursue and expects collection of this loan. One loan for $50,000 was paid

----------------------------------------------

on March 31, 1997. One loan for $l89,000 is due in 1997 and is collateralized by a second mortgage on an aircraft which is for sale. One remaining loan for $24,148 is due in 1997 and is unsecured.

Allowance For Loan Losses and Delinquent Loans Receivable - Finance Receivables
-------------------------------------------------------------------------------

The Registrant maintains an allowance or reserve for loan losses which is an amount reflecting, in management's judgment, the maximum amount of outstanding loans that ultimately may be charged off. Upon determining that a loan, or a portion thereof, is uncollectible the Registrant charges its allowance or reserve for loan losses in the amount deemed uncollectible by the Registrant.

As of December 31, 1996, approximately 12% of the dollar amount of the Registrant's total loan portfolio, including accrued interest, was delinquent by thirty (30) days or more with respect to one or more payments as compared to comparable delinquencies of approximately 17% of the dollar amount of the Registrant's total loan portfolio as of December 31, 1995. Of the Registrant's delinquent loans as of December 31, 1996, one loan representing approximately $32,000 was delinquent by more than ninety (90) days. At December 31, 1996, the largest principal amount owed by a single debt or related borrower, which was deemed to be delinquent, was $32,000. However, the foregoing figures reflect the fact that the entire amount of a loan is classified as delinquent if any portion of the scheduled payments are past due. At December 31, 1996, one (1) loan was deemed delinquent. This loan is a first mortgage loan. The Registrant believes the each loan deemed delinquent is adequately secured.

During the year ended December 31, 1996, the Registrant did not charge off any loan receivable. At December 31, 1996, the Registrant's allowance for loan losses with respect to its loan portfolio was $27,293.

     The following tabulation sets forth for each of the years indicated certain information regarding charges to the Registrant's allowance or reserve for loan losses and the salvage value of the collateral or other assets received during each of such years with respect to loans previously charged off:

                           Percentage of
        Principal Amount  Loan Portfolio   Other Assets
Year      Charged Off       Charged Off      Received
------  ----------------  ---------------  ------------
1996          $  -0-             -0-%        $    0
1995          $  -0-             -0-%        $  156
1994             -0-             -0-%           369
1993           1,989              .6%         l,907

      Interest Income.   The following tabulation sets forth certain information
      ----------------
respecting the Registrant's net interest income for each of the years indicated:

                           1996          1995        1994
                           ----          ----        ----

Interest Income (l)     $ 82,903      $129,953     $59,532

Net Interest Income     $ 82,903      $ 59,532     $55,043

(l)  Includes income of $37,000, $105,757 and $39,24l, during 1996, 1995 and
1994 respectively, derived from sources other than the Registrant's loans receivable.

     The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

     Other Business Activities.  As described above, the Registrant's
     --------------------------
stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996 American Equity obtained additional equity financing from other investors which reduced the Company's interest therein to 6.7%.

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

     Employees.  During 1996 and 1995, the Registrant employed two (2) persons
     ----------
to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

     At March l5, 1997, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

     The Registrant considers its relationship with its employees to be good.


     Certain Government Regulations.  The Registrant is subject to federal and
     -------------------------------
state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on September 20, 1996. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

     Financial Information Regarding Foreign and Domestic Operations and
     -------------------------------------------------------------------
Export Sales.  Substantially all of the Registrant's business activities have
------------
been conducted within the southeastern portion of the United States.

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

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    ----------------------------------------------------

     During the quarter ended December 31, 1996, no matter was submitted to a vote of the security holders of the Registrant.

                              PART II

5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
    --------------------------------------------------------------
    HOLDER MATTERS.
    ---------------

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

     (b)  Holder of Records.  As of December 31, 1996 there were 1,994 holders
          ------------------
of record of the outstanding Common Stock of the Registrant, and 1,108 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

     (c)  Dividends.  During the past two (2) years, no dividends have been paid
          ---------
respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 1996, the Registrant reflected earned surplus of $l,l69,946 and reflected capital surplus of $l,716,074.

     As of December 3l, 1996, the Registrant has issued and outstanding 505,ll0 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 198l, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 1996 and 1995, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

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

6.  SELECTED FINANCIAL DATA
    -----------------------

    The following tabulation sets forth certain financial information respecting the Registrant:

                                        1996            1995            1994            1993            1992
                                        ----            ----            ----            ----            ----
Revenues                            $  182,303       $  234,686      $  118,337      $  101,356     $   72,217
                                    ==========       ==========      ==========      ==========     ==========

Net Income (Loss)                   $  (57,242)      $   70,513      $1,777,270      $  (26,137)    $  (75,903)
                                    ==========       ==========      ==========      ==========     ==========

Earnings  (Loss) Per Common Share:

Net Income (Loss)                   $     (.07)      $      .03      $     1.36      $     (.05)    $     (.09)
                                    ==========       ==========      ==========      ==========     ==========

Total Assets                        $3,110,572       $3,210,614      $3,134,191      $1,355,001     $1,390,002
                                    ==========       ==========      ==========      ==========     ==========
Dividends
 Declared:

Common Stock                        $        0       $        0      $        0      $        0     $        0
                                    ==========       ==========      ==========      ==========     ==========

Preferred Stock                     $   35,357/1/    $   35,357/2/   $   35,357/3/   $   35,358/4/  $   35,357/5/
                                    ==========       ==========      ==========      ==========     ==========

Total                               $   35,357       $   35,357      $   35,358      $   35,357     $   35,358
                                    ==========       ==========      ==========      ==========     ==========

Book Value Per
  Common Share Outstanding          $     1.98       $     2.06      $     1.96      $      .64     $      .68
                                    ==========       ==========      ==========      ==========     ==========

-----------------------

/1/  Reflects dividend respecting Preferred Stock declared on February 10, 1997.

/2/  Reflects dividend respecting Preferred Stock declared on February 15, 1996.

/3/  Reflects dividend respecting Preferred Stock declared on February 4, 1995.

/4/  Reflects dividend respecting Preferred Stock declared on February 15, 1994.

/5/  Reflects dividend respecting Preferred Stock declared on January 17, 1993.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
    AND RESULTS OF OPERATIONS.
    --------------------------

     Liquidity and Capital Resources.  During 1996, the Registrant's liquidity
     --------------------------------
remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

     Results of Operations.  The Registrant reported a net loss of $57,242 in
     ----------------------
1996 as compared to net income of $70,513 in 1995. The decrease was primarily due to provision for an estimated uncollectible note receivable, provision for the Company's equity in the net loss of American Equity and a reduction in interest income as a result of the Company's investment of $790,000 in American Equity Investment Life Holding Company in December 1995.

General and administrative expenses decreased from $163,900 in 1995 to $138,000 in 1996 due primarily to a decrease of $20,000 in executive salaries.

     During 1994, the Registrant reflected net income of $1,777,270, as compared to a loss of $26,137 during 1993. The increase is due primarily to 1994 including a gain on sale of marketable securities net of taxes of approximately $1,796,000.

     During 1994, the Registrant's general and administrative expenses amounted to $l20,315 as compared to $l13,979 during 1993. The increase resulted primarily from increased costs for professional services.


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

                                   Part III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     ---------------------------------------------------

     (a)-(e) - Identification of Directors and Executive Officers and Other
               ------------------------------------------------------------
Matters.  The following tabulation sets forth certain information respecting the
--------
persons who are serving as the directors and executive officers of the Registrant as of March 15, 1996.

                                                      Material Occupations and
Names and Positions                                       Positions During
with the Registrant      Age                          the last five (5) years
-----------------------  ---       -----------------------------------------------------------------

David J. Noble           65        Chairman of the Board of Directors, Twenty Services, of Directors
Chairman of the Board              and Inc., Birmingham, Alabama (finance business), since 1980 and 1970
Director                           respectively; Chairman of Board of Directors, Treasurer and Director, Twenty Services
                                   Holding, Inc., Birmingham, Alabama (holding company) since 1979; Chairman of the Board of Directors and President of American Equity Investment Life
                                   Holding Company since 1995; Vice-Chairman of the Board of Directors,
                                   President and Director, The Statesman Group, Des Moines, Iowa 1982-1995,
                                   1979-1995 and 1975-1995, repectively.

Dr. James P. Armatas     66        Director, Twenty Services, Inc., Birmingham, Alabama (general finance business)
                                   since 1979; Director, Twenty Services Holding, Inc., Birmingham, Alabama
                                   (holding company), since 1979; President, James P. Armatas & Associates,
                                   Shawnee Mission, Kansas (consulting psychologist), since

                                                     Material Occupations and
Names and Positions                                  Positions During the last
with the Registrant         Age                            Five (5) years
------------------------    ---    -----------------------------------------------------------------

Dr. James P. Armatas               1972; President, Alvarado Manufacturing Company; Chino, California since 1985.
(continued)

Dr. A. J. Strickland, III   54     Director and Vice-Chairman of the Board of Directors, Twenty Services, Inc.,
                                   Birmingham Alabama (general finance business), since 1977; Directors,
                                   Twenty Services Holding, Inc., Birmingham, Alabama (holding company), since 1970; Professor of Strategic Management School of Commerce,
                                   University of Alabama, Tuscaloosa, Alabama since 1980; Director, The
                                   Statesman Group, 1986-1995.

Thomas L. Hinson, Jr.       50     Executive Vice-President, Secretary and Treasurer, Twenty Services, Inc., since
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

---------------
     There is no family relationship between any of the persons named above. Directors of the Registrant are elected at each annual meeting of the stockholders of the Registrant and serve until their successors have been elected and qualified. Executive officers of the Registrant are elected at a meeting of the Board of Directors immediately following each annual meeting of the stockholders of the Registrant. Mr. Noble was elected director of the Registrant in November 1979 pursuant to a resolution adopted by the Board of Directors of the Registrant stating that if Twenty Services Holding, Inc. acquired approximately 20% of the outstanding Common Stock of the Registrant, the Registrant would make available to nominees of Twenty Services, Inc. Holding, Inc. two (2) places on the Registrant's Board of Directors.

     (F) Involvement in Certain Legal Proceedings.
         -----------------------------------------

     During the past ten (l0) years, no officer or director of the Registrant has been involved in any event of the type described in Item 3(f) of the Regulations S-K of the Securities Exchange Act of 1934.

11.  EXECUTIVE COMPENSATION
     ----------------------

     Current Remuneration.  During 1994 no officer or director of the Registrant
     ---------------------
received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 1996.

                                       Salaries, fees,
Name of Individuals                    directors' fees,
or number of persons     Capacities     commission and
in group                which served       bonuses
----------------------  -------------  ----------------

All directors and       Directors and           $37,400
officers as a group     Officers
(five (5) persons)

     REMUNERATION IN THE FUTURE.  As of December 31, 1996, no officer or
     --------------------------
directors of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

     Directors' Remuneration.  All directors of the Registrant receive $200,
     ------------------------
plus expenses, for each meeting of the Board of Directors and each meeting of any committee of the Board of Directors which they attend (except the Executive Committee of the Board of Directors). Members of the Executive Committee receive compensation of $300 per month.

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

                                      Approximate Amount    Percent
Title of              Name of            and Nature of         of
Class            Beneficial Owner      Beneficial Owner      Class
--------------  -------------------  ---------------------  --------

Common Stock    David J. Noble       648,877 Indirect(l)      50.57%

Common Stock    A.J. Strickland,III  48,204 Indirect(l)        3.76%


-----------------------------------
(l)  Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of March 15, 1997, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 704,312 shares or approximately 55% of the outstanding shares of common stock.
------------------------------------


       As of March 15, 1997, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 697,08l shares of common stock of the Registrant, or approximately 54% of the outstanding common stock of the Registrant as of such date.

     (c)  Changes in Control.  There are no arrangements known to the Registrant
          ------------------
which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     -----------------------------------------------

     The Chairman of the Board and the Executive Vice-President, indivdually or together, have equity interests in four other entities which had transactions with the Company during the year. As of December 3l, 1996, the outstanding loans totaled $403,648. One loan for $l40,500 to the company owned by the Executive Vice-President has been fully reserved. The Company intends to pursue and expects collection of this loan. One loan for $50,000 was paid on March 31, 1997. One loan for $l89,000 is due in 1997 and is collateralized by a second mortgage on an aircraft which is for sale. One remaining loan for $24,l48 is due in 1997 and is unsecured.

     There were no transactions during 1996 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     ----------------------------------------------------------------

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

     (b)  Reports on Form 8-K.  No report on Form 8-K was filed during the year.
          --------------------

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

         Index to Financial Statements and Financial Statement Schedule

                       December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------


Independent Auditors' Report................................         F-1

Consolidated Balance Sheets.................................         F-2

Consolidated Statements of Operations.......................         F-3

Consolidated Statements of Cash Flows.......................   F-4 & F-5

Consolidated Statements of Changes in Stockholders' Equity..         F-6

Notes to Consolidated Financial Statements..................  F-7 - F-16

Consolidated Financial Statement Schedule:

 Schedule I - Marketable Securities - Other Investments.....        F-17


  [LETTERHEAD OF BORLAND, BENEFIELD, CRAWFORD AND WEBSTER, P.C. APPEARS HERE]

                          Independent Auditors' Report
                          ----------------------------

The Shareholders and
 the Board of Directors
Twenty Services, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Twenty Services, Inc. (the Company) and subsidiary at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty Services, Inc. and subsidiary at December 31, 1996, 1995, and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.

/s/ Borland, Benefield, Crawford & Webster, P.C.



April 14, 1997

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

                          Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                             December 31,
                                                           1996        1995
                                                        ----------  ----------

                        Assets

Cash and Temporary Investments........................  $   95,438  $   41,379
Marketable Securities.................................   1,597,040   1,532,614
Finance Receivables, Net..............................     248,750     277,059
Notes Receivable - Related Parties, Net...............     263,148      95,000
Receivable - American Equity Investment Life Holding
 Company..............................................           0     410,000
Other Receivables.....................................      71,581      19,277
Investment - American Equity Investment Life Holding
 Company..............................................     713,700     790,000
Property Held for Sale................................      13,205      13,205
Property and Equipment, Net...........................      38,310      21,080
Prepaid Income Taxes..................................       4,500      11,000
Deferred Income Tax Benefit...........................      64,900           0
                                                        ----------  ----------
Total Assets..........................................  $3,110,572  $3,210,614
                                                        ==========  ==========

         Liabilities and Stockholders' Equity

Liabilities:
   Accounts Payable and Accrued Expenses..............  $   20,211  $   11,637
   Deferred Income Taxes..............................      25,000      31,000
                                                        ----------  ----------
      Total Liabilities...............................      45,211      42,637
                                                        ----------  ----------

Stockholders' Equity:
   Preferred Stock, Cumulative Nonvoting, Par Value
     $.10; 2,500,000 Shares Authorized; 505,110 Shares
     Issued and Outstanding (Involuntary Liquidation
     Value $530,366)..................................      50,511      50,511
   Common Stock, Par Value $.10; 2,500,000 Shares
     Authorized, 1,283,068 Shares Issued and
     Outstanding......................................     128,307     128,307
   Additional Paid-In Capital.........................   1,716,074   1,716,074
   Retained Earnings..................................   1,169,946   1,262,545
   Net Unrealized Gain on Available-for-Sale
    Securities, Net of $25,000 and $31,000 Deferred
    Income Taxes in 1996 and 1995, Respectively.......      60,523      70,540
   Less Investment in Twenty Services Holding, Inc....     (60,000)    (60,000)
                                                        ----------  ----------
      Net Stockholders' Equity........................   3,065,361   3,167,977
                                                        ----------  ----------

Total Liabilities and Stockholders' Equity............  $3,110,572  $3,210,614
                                                        ==========  ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.   F-2

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

                     Consolidated Statements of Operations

                                                            For the Years Ended
                                                                December 31,
                                                        1996         1995        1994
                                                      -----------  ---------  -----------

Revenues:
 Interest..................................            $  82,903   $129,953   $   59,532
 Rentals...................................                9,289      2,901       28,251
 Dividends.................................               90,111    101,781       30,221
 Other.....................................                    0         51          333
                                                       ---------   --------   ----------

   Total Revenues..........................              182,303    234,686      118,337
                                                       ---------   --------   ----------

Expenses:
 General and Administrative................              138,019    163,900      120,315
 Depreciation..............................                7,268      2,818       19,677
 Provision for Doubtful Notes Receivable...              140,500          0            0
                                                       ---------   --------   ----------

   Total Expenses..........................              285,787    166,718      139,992
                                                       ---------   --------   ----------

Gain (Loss) from Operations................             (103,484)    67,968      (21,655)
                                                       ---------   --------   ----------

Other Income (Loss):
 Gain on Sale of Marketable Securities.....               21,142      8,575    2,411,908
 Gain on Sale of Property..................                    0      2,970        1,967
 Provision for Recovery of Prior Year
  Income Taxes.............................               43,000          0            0
 Provision for Equity in Loss of American
  Equity...................................              (76,300)         0            0
                                                       ---------   --------   ----------

   Total Other Income (Loss)...............              (12,158)    11,545    2,413,875
                                                       ---------   --------   ----------

Income (Loss) Before Income Taxes..........             (115,642)    79,513    2,392,220

Provision for Income Taxes.................               58,400     (9,000)    (615,000)
                                                       ---------   --------   ----------

Net Income (Loss)..........................            $ (57,242)  $ 70,513   $1,777,220
                                                       =========   ========   ==========

Income (Loss) Per Common Share.............                $(.07)      $.03        $1.36
                                                       =========   ========   ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.   F-3

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                               For the Years Ended
                                                                  December 31,
                                                        1996         1995           1994
                                                     ----------  -------------  ------------

Cash Flows From Operating Activities:
  Interest and Dividends Received..................  $ 156,069    $   253,158   $    58,940
  Rental Income....................................      9,289          2,901        28,251
  Other Income.....................................          0             51           333
  Cash Paid to Suppliers and Employees.............   (136,713)      (163,241)     (125,268)
  Income Taxes Paid................................          0       (110,000)     (525,000)
                                                     ---------    -----------   -----------

Net Cash Provided (Used) by Operating
 Activities........................................     28,645        (17,131)     (562,744)
                                                     ---------    -----------   -----------

Cash Flows From Investing Activities:
  Principal Collected on Loans.....................    159,408        215,782        96,467
  Loans Made to Customers..........................    (22,566)      (177,100)     (118,597)
  Loans Made to Related Parties....................   (398,648)       (95,000)            0
  Principal Collected on Held-to-Maturity
   Securities......................................          0      1,075,675         1,591
  Purchases of Held-to-Maturity Securities.........          0              0    (1,310,476)
  Proceeds from Sale of Available-for-Sale
   Securities......................................    191,578        463,115     3,240,850
  Purchases of Available-for-Sale Securities.......   (254,503)      (461,861)   (1,077,443)
  Initial Investment in American Equity
   Investment Life Holding Company.................          0     (1,200,000)            0
  Collection of Account Receivable from
   American Equity Investment Life Holding
   Company.........................................    410,000              0             0
  Proceeds From Sale of Investment and
   Other Property and Equipment....................          0          2,970        40,824
  Purchases of Property and Equipment..............    (24,498)       (20,985)       (2,461)
                                                     ---------    -----------   -----------

Net Cash Provided (Used) by Investing
 Activities........................................     60,771       (197,404)      870,755
                                                     ---------    -----------   -----------

Cash Flows From Financing Activities -
  Preferred Stock Dividends Paid...................    (35,357)       (35,357)      (35,357)
                                                     ---------    -----------   -----------

Net Increase (Decrease) in Cash....................     54,059       (249,892)      272,654

Cash and Temporary Investments -
 Beginning of Year.................................     41,379        291,271        18,617
                                                     ---------    -----------   -----------

Cash and Temporary Investments -
 End of Year.......................................  $  95,438    $    41,379   $   291,271
                                                     =========    ===========   ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.   F-4

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

Consolidated Statements of Cash Flows (Continued)
--------------------------------------------------------------------------------

                                                            For the Years Ended
                                                                 December 31,
                                                          1996           1995          1994
                                                     ---------    -----------   -----------
Reconciliation of Net Income to Net Cash
 Provided (Used) by Operating Activities:
  Net Income (Loss)................................  $ (57,242)   $    70,513   $ 1,777,220
  Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by Operating
   Activities:
    Depreciation and Amortization..................      7,268          2,818        19,677
    Provision for Doubtful Notes Receivable........    140,500              0             0
    Provision for Equity in Loss of American
     Equity........................................     76,300              0             0
    Provision for Recovery of Prior Year
     Income Taxes..................................    (43,000)             0             0
    Provision for Deferred Income Tax Benefits.....    (64,900)             0             0
    Gain on Sale of Marketable Securities..........    (21,142)        (8,575)   (2,411,908)
    Gain on Sale of Property.......................          0         (2,970)       (1,967)
    Amortization of Bond Premium and
     Discount, Net.................................        826            866        (5,273)
    (Increase) Decrease in Accrued
     Investment Interest...........................    (18,039)        20,558       (25,540)
    Increase (Decrease) in Accounts
     Payable and Accrued Liabilities...............      8,574            659        (4,953)
    Increase (Decrease) in Income Taxes
     Payable.......................................       (500)      (101,000)       90,000
                                                     ---------    -----------   -----------

Net Cash Provided (Used) by Operating
 Activities........................................  $  28,645    $   (17,131)  $  (562,744)
                                                     =========    ===========   ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.   F-5

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

           Consolidated Statements of Changes in Stockholders' Equity

             For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

                                                                                                        Investment
                                                                                       Unrealized        in Twenty
                                                         Additional    Retained      Gain (Loss) on      Services
                                 Preferred     Common      Paid-In     Earnings    Available-for-Sale    Holding,
                                 Stock $.10  Stock $.10    Capital     (Deficit)       Securities          Inc.         Total
                                 ----------  ----------  -----------  -----------  -------------------  -----------  ------------

Balance - December 31,
 1993..........................     $50,511    $128,307  $1,751,431   $ (549,831)         $         0     $(60,000)  $ 1,320,418

Adjustment to Beginning
 Balance for Change in
 Accounting Principle, Net
 of Deferred Income
 Taxes of $615,000.............                                                             1,326,325                  1,326,325

Net Income.....................                                        1,777,220                                       1,777,220

Dividends on Preferred
 Stock, ($.07 Per Share).......                             (35,357)                                                     (35,357)

Change in Unrealized Gain
 (Loss) on Available-for-Sale
 Securities, Net of Deferred
 Income Taxes of $634,000......                                                            (1,355,393)                (1,355,393)
                                                                                   ------------------                -----------

Balance - December 31,
 1994..........................      50,511     128,307   1,716,074    1,227,389              (29,068)     (60,000)    3,033,213

Net Income.....................                                           70,513                                          70,513

 Dividend on Preferred
  Stock ($.07 Per Share).......                                          (35,357)                                        (35,357)

Change in Unrealized Gain
 (Loss) on Available-for-Sale
 Securities, Net of Deferred
 Income Tax of $50,000.........                                                                99,608                     99,608
                                                                                   ------------------                -----------

Balance, December 31,
 1995..........................      50,511     128,307   1,716,074    1,262,545               70,540      (60,000)    3,167,977

Net Loss.......................                                          (57,242)                                        (57,242)

Dividend on Preferred
 Stock ($.07 Per Share)........                                          (35,357)                                        (35,357)

Change in Unrealized
 Loss on Available-for-
 Sale Securities, Net of
 Deferred Income Tax
 of $25,000....................                                                               (10,017)                   (10,017)
                                                                                   ------------------                -----------

Balance - December 31,
 1996..........................     $50,511    $128,307  $1,716,074   $1,169,946          $    60,523     $ 60,000   $ 3,065,361
                                    =======    ========  ==========   ==========   ==================   ==========   ===========
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.                                     F-6

                      TWENTY SERVICES, INC. AND SUBSIDIARY
                      ------------------------------------

                   Notes to Consolidated Financial Statements

             For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 1 -  Accounting Policies

       Principles of Consolidation - The accompanying consolidated financial
       ---------------------------
       statements include the accounts of Twenty Services, Inc. (the Company) and its wholly-owned subsidiary TSI Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Income Recognition - Interest income from finance receivables is
       ------------------
       recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

       Estimates - The preparation of financial statements in conformity with
       ---------
       generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Credit Losses - Provisions for credit losses are charged to income in
       -------------
       amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all receivables which are charged off when they are deemed uncollectible.

       Cash Equivalents - Holdings of highly liquid investments with original
       ----------------
       maturities of three months or less and investments in money market funds are considered to be cash equivalents.

       Marketable Securities - On January 1, 1994, the Company adopted the
       ---------------------
       provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting Statement 115 was an increase in stockholders' equity of $1,326,325 (net of $615,000 in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale that were previously carried at the lower of amortized cost or market.

--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 1 -  Accounting Policies (Continued)

       Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's securities are classified in two categories and accounted for as follows:

       . Securities Held-to-Maturity. Bonds, notes, certain preferred stocks and other debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

       . Securities Available-for-Sale. Bonds, notes and certain preferred stocks not classified as held-to-maturity and common stocks are reported at fair value.

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

       Investment - American Equity Investment Life Holding Company - This
       ------------------------------------------------------------
       investment is accounted for on the "Equity Basis."

       Property and Equipment - Property and equipment are stated at cost.
       ----------------------
       Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

       Depreciation is provided primarily by the straight-line method over the estimated useful lives of the depreciable assets, which range from 3 to 10 years.

--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 1 - Accounting Policies (Continued)

         Income Taxes - Deferred income taxes are recognized for the effects
         ------------
         of temporary differences between financial statement and tax reporting.

         Earnings Per Common Share - Earnings per common share are determined by
         -------------------------
         dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 1996, 1995, and 1994 was 1,283,068.

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

Note 3 - Fair Values of Financial Instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. The following sets forth a comparison of fair values and carrying values of the Company's financial instruments subject to the provisions of SFAS No. 107.

                                       1996                    1995
                              ----------------------  ----------------------
                               Carrying      Fair      Carrying      Fair
                                Value       Value       Value       Value
                              ----------  ----------  ----------  ----------

Cash and Temporary
 Investments................  $   95,438  $   95,438  $   41,379  $   41,379
Marketable Securities.......   1,597,040   1,602,467   1,532,614   1,546,064
Finance Receivables, Net....     248,750     248,750     277,059     277,059
Notes Receivable - Related
 Parties....................     263,148     263,148      95,000      95,000
Other Receivables...........      28,581      28,581     429,277     429,277


--------------------------------------------------------------------------------
                                                                             F-9

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 3 - Fair Values of Financial Instruments (Continued)

         The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

         . Short-term financial instruments are carried at their carrying amounts reported in the balance sheet which are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, finance receivables, notes receivable from related parties and other receivables.

         .  Marketable securities are valued at quoted market values.

         . The investment in American Equity Investment Life Holding Company is not valued since it is a relatively new company and the shares are not traded.

Note 4 - Marketable Securities

         The amortized cost and aggregate fair values of investments in securities are as follows:


                                                   December 31, 1996
                                     ----------------------------------------------
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized     Fair
                                        Cost       Gains       Losses      Value
                                     ----------  ----------  ----------  ----------

Available-for-Sale Securities:
   Equity Securities...............  $1,192,351     $86,277        $753  $1,277,875
                                     ==========  ==========  ==========  ==========
Held-to-Maturity Securities:
   Obligations of U.S. Government
    Corporations and Agencies......  $  319,165     $ 6,027        $  0  $  325,192
                                     ==========  ==========  ==========  ==========

--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 4 -  Marketable Securities (Continued)

                                                   December 31, 1995
                                     ----------------------------------------------
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized     Fair
                                        Cost       Gains       Losses      Value
                                     ----------  ----------  ----------  ----------

Available-for-Sale Securities -
   Equity Securities...............  $1,108,465    $101,360          $0  $1,209,825
                                     ==========  ==========  ==========  ==========

Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies......  $  322,789    $ 13,451          $0  $  336,240
                                     ==========  ==========  ==========  ==========

       The amortized cost and aggregate fair value of debt securities at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                                           Amortized      Fair
                                                              Cost        Value
                                                           ---------      -----

       Held-to-Maturity Securities:
          Due After Zero Years Through Five Years           $319,165    $325,192
                                                            ========    ========

       Proceeds from the sale of available-for-sale securities were $191,578 for the year ended December 31, 1996. Gross gains of $21,142 were realized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 1996.

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



--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 5 -  Finance Receivables and Allowance for Credit Losses

          Finance receivables consisted of the following at December 31:

                                                                                                                 1996       1995
                                                                                                               ---------  ---------
            Real Estate......................................................................................  $124,401   $193,429
            Business and Other...............................................................................   153,150    118,396
                                                                                                               --------   --------
            Total Finance Receivables........................................................................   277,551    311,825
            Less Unearned Interest...........................................................................    (1,508)    (7,473)
            Less Allowance for Credit Losses.................................................................   (27,293)   (27,293)
                                                                                                               --------   --------
            Finance Receivables, Net.........................................................................  $248,750   $277,059
                                                                                                               ========   ========

            At December 31, 1996, the accrual of
             interest income was suspended on $32,002 of real estate loans.

            At December 31, 1996, contractual maturities
             of finance receivables were as follows:

                                                                   1997        1998    1999    2000    2001     After      Total
                                                                 --------    -------  ------  ------  -------  --------   --------
Real Estate..............................................        $  5,200    $ 6,300  $7,700  $9,200  $10,200  $ 85,801   $124,401
Business and Other.......................................         147,653      5,497       0       0        0         0    153,150
                                                                 --------    -------  ------  ------  -------  --------   --------

Totals...................................................        $152,853    $11,797  $7,700  $9,200  $10,200  $ 85,801   $277,551
                                                                 ========    =======  ======  ======  =======  ========   ========

       Changes in the allowance for credit losses on finance receivables for the years ended December 31, 1996, 1995, and 1994 are as follows:

            Balance - December 31, 1993.................................................................................   $26,768
            Recoveries of Write-offs in Prior Years.....................................................................       369
                                                                                                                           -------

            Balance - December 31, 1994.................................................................................    27,137
            Recoveries of Write-offs in Prior Years.....................................................................       156
                                                                                                                           -------

            Balance - December 31, 1996 and 1995........................................................................   $27,293
                                                                                                                           =======


--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------


Note 6 -  Notes Receivable - Related Parties

       The Chairman of the Board of the Company and the Executive Vice President, individually or together, have equity interests in four other entities which had transactions with the Company during the years. The activity in this account was as follows for the year ended December 31:

                                                       1996      1995
                                                    ----------  -------

       Balance, January 1.........................  $  95,000   $     0
       Advances...................................    398,648    95,000
       Reductions.................................    (90,000)        0
       Provision for Possible Uncollectible Note..   (140,500)        0
                                                    ---------   -------
       Balance December 31........................  $ 263,148   $95,000
                                                    =========   =======

       One note for $140,500 which is due from a company owned by the Executive Vice President has been fully reserved at December 31, 1996. The Company intends to pursue collection of this note; however, such collection, while anticipated, cannot be assured at this time. One note for $50,000 was paid on March 31, 1997. One note for $189,000 is due in 1997 and is collateralized by a second mortgage on an aircraft which is for sale.
       One remaining note for $24,148 is due in 1997 and is unsecured.

Note 7 -  Investment - American Equity Investment Life Holding Company

       On December 27, 1995, the Company invested $790,000 in American Equity Investment Life Holding Company (American). This was a new company formed by the Chairman of the Board of Twenty Services, Inc. He is Chairman and Chief Executive Officer of American. American acquired some blocks of life insurance as of December 31, 1995. This investment represented a 19.75% ownership of the common stock. The Company's pro-rata share of American's net worth at December 31, 1995 approximated its investment.

       During 1996, American had a 100 for 1 stock split. Subsequently, it issued 780,000 shares of common stock through a private placement for net proceeds of $7,493,050. These transactions caused the Company's percentage ownership to decrease from 19.75% to 6.7%.


--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------


Note 7 -  Investment - American Equity Investment Life Holding Company
          (Continued)

       The following is a summary of the audited balance sheets and statements of operations of American:

                                                               1996          1995
                                                           ------------  ------------
       Available for sale fixed maturity securities, at
        market...........................................  $22,195,922   $ 6,833,363
       Cash and cash equivalents.........................    5,475,395     2,846,603
       Property, furniture and equipment, net............    2,160,717             0
       Value of insurance in force acquired..............    1,725,000     1,500,000
       Other assets......................................    3,657,563     2,047,288
                                                           -----------   -----------

       Total Assets......................................  $35,214,597   $13,227,254
                                                           ===========   ===========

       Liabilities:
        Policy benefit reserves..........................  $11,846,566   $ 4,251,306
        Notes payable....................................   10,000,000     4,000,000
        Other liabilities................................    3,230,929     1,991,367
                                                           -----------   -----------
       Total Liabilities.................................   25,077,495    10,242,673

       Stockholders' Equity..............................   10,137,102     2,984,581
                                                           -----------   -----------


       Total Liabilities and Stockholders' Equity........  $35,214,597   $13,227,254
                                                           ===========   ===========

       Revenues..........................................  $15,419,869   $     5,830

       Benefits and Expenses.............................   16,558,842        21,249
                                                           -----------   -----------

       Net Loss..........................................  $(1,138,973)  $   (15,419)
                                                           ===========   ===========


       As required by the equity method of accounting, the Company's investment of $790,000 has been reduced by $76,300 which is 6.7% of American's loss. The management of both companies believe that this decline is temporary and will be recovered in the very near future. This assumption is based upon their expectation that American will reflect a net income in 1997 and, also, they expect to make another substantial private placement in 1997 at a rate per share greater than current book value.


--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 8 -  Property and Equipment

          Property and equipment consisted of the following at December 31:

                                                                                                           1996       1995
                                                                                                         ---------  ---------

       Equipment, Furniture and Automobiles.........................................................     $ 78,195   $ 53,697
       Less Accumulated Depreciation................................................................      (39,885)   (32,617)
                                                                                                         --------   --------

       Net Property, Plant and Equipment............................................................     $ 38,310   $ 21,080
                                                                                                         ========   ========

Note  9 - Income Taxes

        The provision for income taxes was as follows for the years ended December 31:

                                                                                                1996       1995       1994
                                                                                              --------   --------   --------
        Current:
        Federal.........................................................................      $  3,000   $  7,000   $510,000
        State...........................................................................         3,500      2,000    105,000
        Deferred Benefit................................................................       (64,900)         0          0
                                                                                              --------   --------   --------

        Total Provision for Income Taxes................................................      $(58,400)  $  9,000   $615,000
                                                                                              ========   ========   ========

        The principal differences between the provision for income taxes and the amount of income taxes computed at the federal statutory rate of 34% are state income taxes, dividends received deduction, and the use of available net operating tax loss carryforwards.

        The deferred tax benefit of $64,900 included in the balance sheet is related to the provisions for doubtful notes receivable and the provision for equity in the loss of American Equity.

        The net deferred tax liability of $25,000 included in the accompanying balance sheet at December 31, 1996, is related to the unrealized gain on marketable securities available-for-sale.


--------------------------------------------------------------------------------

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

Note 10 -  Stockholders' Equity

        The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1993 dividend (approximately $35,400) was declared in February 1994 and paid in March 1994. The 1994 dividend (approximately $35,400) was declared in February 1995 and paid in March 1995. The 1995 dividend (approximately $35,400) was declared in February 1996 and paid in March 1996.

Note 11 -  Investment in Twenty Services Holding, Inc.

        The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company which owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock ($60,000) has been deducted from stockholders' equity in the accompanying balance sheet.

                     TWENTY SERVICES, INC., AND SUBSIDIARY
                     -------------------------------------

             Schedule I - Marketable Securities - Other Investments

                      For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

                                                                                        Amount at which
                                                                                       each portfolio of
                                            Number of                                equity security issues
                                            shares or                 Market value       and each other
            Name of Issuer               units-principal              of each issue      security issue
             and title of                amount of bonds   Cost of     at balance        carried in the
              each issue                    and notes     each issue   sheet date        balance sheet
           ---------------               ---------------  ----------  -------------  ----------------------

Equity Securities Available-for-Sale:
   James River Corp. PFD 8.25%.........           10,000  $  254,503     $  253,750              $  253,750
   Berkley W R Corp Dep Shs
    Repstg 1/6 Cum PFD Ser A
     7.375%............................            7,000     147,815        181,125                 181,125
   Chase Manhattan Corp. PFD
    8.375%.............................            6,000     148,682        151,500                 151,500
     Yld 8.375%........................
   Citicorp Dep Shs Repstg 1/10
     PFD Ser 20 Non Cum 8.3%...........            6,000     145,818        160,500                 160,500
   Merrill Lynch & Co Inc 9%
     Dep Shs Rep Ser A 1/400
     Cum PFD...........................            2,000      50,000         58,500                  58,500
   Pacificorp Perp PFD Yld 7.92%.......            6,000     145,533        153,750                 153,750
   CitCorp 8.5% Non-Cum PFD............            6,000     150,000        162,000                 162,000
   Bankers Trust 7.75% PFD.............                      150,000        156,750                 156,750
                                                          ----------     ----------  ----------------------

Total Equity Securities-for-Sale.......                    1,192,351      1,277,875               1,277,875
                                                          ----------     ----------  ----------------------

Debt Securities Held-to-Maturity:
  Fed Natl Mtg Assn Mtn
   CPN 8.420% Due 10/20/04
     DTD 10/20/94 FC 4/20/95
     Call 10/20/97 @100.000............          300,000     301,098        307,125                 301,098

GNMA Mortgage
  Backed Certificates, Due 2012........                       18,067         18,067                  18,067
                                                          ----------     ----------  ----------------------

Total Debt Securities..................                      319,165        325,192                 319,165
                                                          ----------     ----------  ----------------------

Totals.................................                   $1,511,516     $1,603,067              $1,597,040
                                                          ==========     ==========  ======================

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or l5() of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TWENTY SERVICES, INC.

                                       By: /s/ David J. Noble
                                           ------------------------------------
                                           David J. Noble
                                           President


Dated:     April 14, 1997
       ------------------------


Signature                      Capacity                   Date
---------                      --------                   ----



/s/ David J. Noble          Chairman and Director      April 14, 1997
------------------------    of Twenty Services, Inc.   --------------
David J. Noble              (the Registrant).
                            (Principal Executive
                            Officer)


/s/ Mary C. Daniel          Assistant Secretary        April 14, 1997
------------------------                               --------------
Mary C. Daniel



/s/ A.J. Strickland, III    Vice-Chairman and                  , 1997
------------------------    Director of the            --------------
A.J. Strickland, III        Registrant


                            Director of the                    , 1997
------------------------    Registrant                 --------------
James P. Armatas