Form 10-Q
period 1997-03-31
TWENTY SERVICES INC
filed 1997-05-08
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1997             Commission File No. 0-8488
                  --------------                                 ------



                              TWENTY SERVICES, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)

     ALABAMA                                      63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer I.D. No.)
incorporation or organization)

105 Vulcan Road                                        35209
--------------------------------------------------------------------------------
(Address or principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (205) 945-1581
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

                              TWENTY SERVICES, INC.



                                      INDEX


Twenty Services, Inc. Financial Statements
                      (Unaudited)
         Condensed Balance Sheets
            March 31, 1997 and December 31, 1996                               3

         Condensed Statements of Operations
              Three Months ended March 31, 1997 and 1996                       4

          Condensed Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996                         5


Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

Other Information                                                              7



Signatures                                                                     8


                              TWENTY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     Assets

                                                  March 31,         December 31,
                                                    1997               1996
                                                    ----               ----
Cash and temporary investments                  $   67,244           $   95,438
Marketable securities                            1,608,169            1,597,040
Investment-American Equity
  Investment Life Holding Company                  713,000              713,700
Finance receivables, net                           275,350              248,750
Notes Receivable-Related Parties Net               319,729              263,148
Property and equipment, net                         36,310               38,310
Other assets                                        93,100              154,186
                                                ----------           ----------

Total assets                                    $3,112,902           $3,110,572
                                                ==========           ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses          $   11,702           $   20,211
 Income taxes payable                               24,800               25,000
                                                ----------           ----------
         Total liabilities                          36,502               45,211
                                                ----------           ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.10
  par value                                         50,511               50,511
 Common Stock, par value $.10                      128,307              128,307
 Additional paid-in capital                      1,7l6,074            1,7l6,074
 Retained earnings                               1,180,985            1,169,946
 Net unrealized gain (loss) on
  available-for sale securities                     60,523               60,523
 Less investment in Twenty Services
  Holding, Inc.                                    (60,000)             (60,000)
                                                ----------           ----------
         Net stockholders' equity                3,076,400            3,065,361
                                                ----------           ----------

Total liabilities and
         stockholders' equity                   $3,112,902           $3,110,572
                                                ===========          ===========

                              TWENTY SERVICES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                 Three Months Ending
                                                      March 31,
                                               1997                 1996
                                               ----                 ----
Revenues                                  $   45,982           $   37,225

Expenses:
 General and
  Administrative                              30,643               41,122


Gain (Loss) from  operations                  15,339               (3,897)

Other income:
 Gain (loss) on sale of
 property and investments                           -              21,142
                                          -----------          ----------

Income before income tax                      15,339               17,245

Provision for income taxes                     4,300                5,000
                                           ---------            ---------

Net income                                 $  11,039            $  12,245
                                           =========            =========


Weighted average number of
 common shares outstanding                 1,283,068            1,283,068
                                           =========            =========

Earnings per share*                        $     .00            $     .00
                                           =========            =========


         * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                              TWENTY SERVICES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,

                                                          1997         1996
                                                          ----         ----
Cash flows from operating activities:
         Interest and dividends received             $  42,223     $ 29,840
         Rental income                                   2,370        1,088
         Cash paid employees and suppliers             (32,753)     (42,780)
                                                      ---------    ---------
                  Net cash provided (used) by
                           operating activities         11,840      (11,852)


Cash flows from investing activities:
         Principal collected on loans                   57,812      459,445
         Loans made to customers                       (97,993)     (92,000)
         Proceeds from sale of assets
           and securities                                    -      19l,578
         Principal collected on held-to-maturity
           securities                                      147          281
         Purchase of property and equipment                  -      (24,498)
                                                      ---------    ---------

         Net cash provided (used) by investing
           activities                                  (40,034)     534,806
                                                      ---------    ---------


Cash flows from financing activities:
         Preferred stock dividends                        -0-       (35,358)

         Net cash used by financing activities            -0-       (35,358)
                                                      ---------    ---------

Net increase (decrease) in cash                        (28,194)     487,596

Cash and temporary investments,
         beginning of period                            95,438       41,379

Cash and temporary investments,
         end of period                                $ 67,244     $528,975
                                                      ========     ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         During the three months ended March 3l, 1997, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

         The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

         During the first quarter of 1997, the Registrant concentrated upon collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------


         The Registrant reported net income of $11,039 for the three (3) months ended March 31, 1997 as compared to net income of $l2,245 for the corresponding 1996 period.

REVENUES
--------

         Revenues increased from $37,225 for the three months ended March 31, 1996 to $45,982 for the corresponding 1997 period due to approximately $4,000 increase in interest income and approximately $l,000 increase in dividends.


EXPENSES
--------

         General and administrative expenses decreased from $41,122 in 1996 to $30,643 for the corresponding 1996 period due primarily to recurring professional fees not being incurred until the second quarter of 1997.


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



Item l.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -
           None.

Item 5.    Other Information -

                    On February 15, 1997 the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($.07) per share, payable March 31, 1997 to holders of record at March 15, 1997 of Series A-1980, Series A-1981, Series A-1982 and Series A-1985 preferred Stock, which dividend relates to the year ended December 31, 1996. On March 31, 1997, the dividend so declared was paid in the amount of approximately $35,358.

                              TWENTY SERVICES, INC.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TWENTY SERVICES, INC.
                              ---------------------
                                  (Registrant)





May 5, 1997                             /s/ Jack C. Bridges
----------------------                  ------------------------------------
Date                                    Jack C. Bridges
                                        Executive Vice-President
                                        and Treasurer