Form 10-Q
period 1997-06-30
TWENTY SERVICES INC
filed 1997-08-08
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1997    Commission File No. 0-8488
                  -------------                        ------




                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)

          ALABAMA                                             63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

105 Vulcan Road                                                  35209
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

     YES   X                     NO
        --------                   --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

     Par Value $0.l0 per share     l,283,068 shares

                             TWENTY SERVICES, INC.



                                     INDEX



Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        June 30, 1997 and December 3l, 1996                     3


     Condensed Statements of Operations
        Three Months ended June 30, 1997 and 1996
        and Six Months ended June 30, 1997 and 1996             4

     Condensed Statements of Cash Flows
        Six Months Ended June 30, 1997 and 1996                 5


Management's Discussion and Analysis of Financial Condition
        and Results of Operations                             6-7

Other Information                                               8


Signatures                                                      9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                     Assets


                                                 June 30,    December 31,
                                                   1997          1996
                                                   ----          ----

Cash and temporary investments                  $  258,250   $   95,438
Marketable securities                            1,503,616    1,597,040
Investment-American Equity
  Investment Life Holding Company                  713,700      713,700
Finance receivables, net                           150,492      248,750
Notes Receivable-Related Parties, net              325,873      263,148
Property and equipment, net                         34,310       38,310
Other assets                                        91,450      154,186
                                                ----------   ----------

Total assets                                    $3,077,691   $3,110,572
                                                ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses          $   17,007   $   20,211
 Income taxes payable                               22,300       25,000
                                                ----------   ----------
     Total liabilities                              39,307       45,211
                                                ----------   ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                         50,159       50,5ll
 Common Stock, par value $.l0                      l28,307      l28,307
 Additional paid-in capital                      l,7l6,074    l,7l6,074
 Retained earnings                               l,143,321    l,169,946
 Net unrealized gain (loss) on
  available-for sale securities                     60,523       60,523
 Less investment in Twenty Services
  Holding, Inc.                                    (60,000)     (60,000)
                                                ----------   ----------
     Net stockholders' equity                    3,038,384    3,065,361
                                                ----------   ----------

Total liabilities and
     stockholders' equity                       $3,077,691   $3,110,572
                                                ==========   ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                 Three Months Ending     Six Months Ending
                                        June 30,               June 30,
                                 -------------------     -------------------
                                  1997        1996         1997       1996
                                  ----        ----         ----       ----
Revenues                        $ 47,584    $ 40,991     $ 93,567  $  78,216

Expenses:
 General and
  Administrative                  53,891      37,246       84,534     78,368
                                --------    --------     --------    -------
Income (loss) from
 operations                       (6,307)      3,745        9,032       (l52)

Other income:
 Gain (loss) on sale of
   property and investments       (l,500)                  (l,500)    2l,142
                                --------    --------     --------    -------

Income (loss) before
 income tax                       (7,807)      3,745        7,532     20,990

Provision for income taxes         2,500           -       (l,800)    (5,000)
                                --------    --------     --------    -------

Net income (loss)               $ (5,307)   $  3,745     $  5,732  $  l5,990
                                ========    ========     ========  =========
Weighted average number of
 common shares outstanding     1,283,068   1,283,068    1,283,068  1,283,068
                               =========   =========    =========  =========

Earnings per share*
 Net income (loss)              $   (.00)   $    .00     $    .00  $     .00
                               =========    ========    =========  =========

     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                              Six Months Ended
                                                   June 30,
                                            --------------------
                                                1997      1996
                                                ----      ----
Cash flows from operating activities:
     Interest and dividends received        $  78,569   $ 82,373
     Rental income                              5,104      2,176
     Cash paid employees and suppliers        (83,738)   (76,295)
                                            ---------   --------
        Net cash provided by (used by)
         operating activities                     (65)     8,254
                                            ---------   --------

Cash flows from investing activities:
     Principal collected on loans             193,028    529,645
     Loans made to customers                  (97,993)  (3l6,645)
     Purchase of securities                   (5l,223)  (254,503)
     Proceeds from sale of assets
         and securities                       150,000    191,578
     Principal collected on held-to-maturity
         securities                             4,432      l,098
     Purchase of property and equipment             -    (24,498)
                                            ---------   --------
        Net cash provided by investing
         securities                           l98,235    l26,675
                                            ---------   --------

Cash flows from financing activities:
     Preferred stock dividends                (35,358)   (35,358)
                                            ---------   --------

        Net cash used by financing
          activities                          (35,358)   (35,358)
                                            ---------   --------

Net increase (decrease) in cash               l62,8l2     99,571

Cash and temporary investments,
        beginning of period                    95,438     4l,379
                                            ---------   --------

Cash and temporary investments,
        end of period                       $ 258,250   $140,950
                                            =========   ========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the six months ended June 30, 1997, the Registrant's liquidity increased primarily as a result of collection of loans and other receivables offset by the payment of dividends on preferred stock offset by the collection of loans. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its investing activities will generate positive cash flows and that is financing activities will continue to use cash flows.

     During the second quarter of 1997, the Registrant concentrated upon
(i) collecting its loans, including those considered in determining the allowance for loan losses. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

         COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED JUNE 30, 1997
                   WITH THE CORRESPONDING PERIOD OF 1996

     The Registrant reported a net loss of $5,307 for the three (3) months ended June 30, 1997 as compared to net income of $3,745 for the corresponding 1996 period. The decrease was primarily due to an increase in general and administrative expenses of approximately $l6,000.

REVENUES
--------

         Revenues increased from $40,991 for the three months ended June 30, 1996 to $47,584 for the corresponding 1997 period due to approximately $6,000 increase in interest income. These changes resulted from a shift in invested assets.

 EXPENSES
 --------

     General and administrative expenses increased from $37,246 in 1996 to $53,891 for the corresponding 1997 period due primarily to increased professional services.

          COMPARISON OF THE SIX (6) MONTHS PERIOD JUNE 30, 1997
                    WITH THE CORRESPONDING PERIOD OF 1996



REVENUES
--------

     During the six (6) months period ended June 30, 1997, revenues increased by approximately $15,000, or 19% as compared to the corresponding period of 1996. Interest income increased approximately $4,000 as compared to the 1996 period. Dividend income increased by approximately $10,000 as compared to the 1996 period. These changes resulted from a shift in invested assets.


EXPENSES
--------

     During the six (6) months period ended June 30, 1997, expenses increased by approximately $6,000 as compared to the corresponding period of 1996. Contributing to the increase were increased professional costs of approximately $l0,000.

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)




August 5, 1997                    /s/ Jack C. Bridges
--------------------              ----------------------------
Date                              Jack C. Bridges
                                  Executive Vice-President and
                                  Treasurer