Form 10-Q
period 1997-09-30
TWENTY SERVICES INC
filed 1997-11-04
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30,1997    Commission File No. 0-8488
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

     YES  x                     NO
        -----                     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

     Par Value $0.l0 per share     l,283,068 shares

                             TWENTY SERVICES, INC.



                                     INDEX



Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        September 30, 1997 and December 3l, 1996                 3


     Condensed Statements of Operations
          Three Months ended September 30, 1997 and 1996
          and Nine Months ended September 30, 1997 and 1996      4

     Condensed Statements of Cash Flows
        Nine Months Ended September 30, 1997 and 1996            5


Management's Discussion and Analysis of Financial Condition
        and Results of Operations                               6-7

Other Information                                                8


Signatures                                                       9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                        September 30,  December 31,
                                                             1997          1996
                                                        -------------  ------------
                              Assets
Cash and temporary investments                             $  379,736   $   95,438
Marketable Securities                                       1,656,176    1,597,040
Investment-American Equity
  Investment Life Holding Company                             713,700      713,700
Finance receivables, net                                       61,209      248,750
Notes Receivable-Related Parties, net                         245,652      263,148
Property and equipment, net                                    34,310       38,310
Other assets                                                   73,990      154,186
                                                           ----------   ----------

Total assets                                               $3,164,773   $3,110,572
                                                           ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                     $   38,102   $   20,211
 Income taxes payable                                          22,300       25,000
                                                           ----------   ----------
     Total liabilities                                         60,402       45,211
                                                           ----------   ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                                    49,939       50,511
 Common Stock, par value $.l0                                 128,307      128,307
 Additional paid-in capital                                 1,716,074    1,716,074
 Retained earnings                                          1,209,528    1,169,946
 Net unrealized gain on
  available-for sale securities                                60,523       60,523
 Less investment in Twenty Services
  Holding, Inc.                                               (60,000)     (60,000)
                                                           ----------   ----------
     Net stockholders' equity                               3,104,371    3,065,361
                                                           ----------   ----------

Total Liabilities and
     Stockholders' Equity                                  $3,164,773   $3,110,572
                                                           ==========   ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                     Three Months Ending      Nine Months Ending
                                                        September 30,           September 30,
                                                    ----------------------   --------------------
                                                       1997         1996        1997       1996
                                                    ----------   ---------   ---------  ---------
Revenues                                            $   50,021   $  50,050    $143,588   $128,266

Expenses:
 General and
  Administrative                                        31,148      29,099     115,681    107,467
                                                    ----------   ---------   ---------  ---------
Income from
 operations                                             18,873      20,951      27,907     20,799


Other income:
  Recovery of
   previously reserved
   Note receivable, net                                110,000           -     110,000          -
  Gain (loss) on disposal
   of property
     and investments                                   (30,515)                (30,515)    2l,142
                                                    ----------   ---------   ---------  ---------

Income before
 income tax                                             98,358      20,95l     107,392     4l,941

Provision for income taxes                             (32,150)          -     (33,950)    (5,000)
                                                    ----------   ---------   ---------  ---------

Net income                                              66,208      20,951      73,442     36,94l
                                                    ==========   =========   =========  =========
Weighted average number of
 common shares outstanding                           1,283,068   1,283,068   1,283,068  1,283,068
                                                    ==========   =========   =========  =========

Earnings per share*
 Net income (loss)                                  $      .02   $    (.0l)  $     .02  $     .00
                                                    ==========   =========   =========  =========

     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                -----------------------------
                                                   1997              1996
                                                ---------         -----------
Cash flows from operating activities:
     Interest and dividends received             $114,211           $113,889
     Rental income                                  9,483              3,264
     Cash paid employees and suppliers           (100,009)          (l02,796)
                                                ---------          ---------
       Net cash provided by (used by)
          operating activities                     23,685             14,357
                                                ---------          ---------

Cash flows from investing activities:
     Principal collected on loans                 439,340            581,758
     Loans made to customers                     ( 97,993)          (476,354)
     Purchase of securities                      (374,489)          (254,503)
     Proceeds from sale of assets
          and securities                          324,518            191,578
     Principal collected on held-to-maturity
          securities                                4,595              1,550

     Equipment                                          -            (24,498)
                                                ---------          ---------
       Net cash provided by
        investing activities                      295,971             19,531
                                                ---------          ---------

Cash flows from financing activities:
     Preferred stock dividends                    (35,358)           (35,358)
                                                ---------          ---------

     Net cash used by financing activities        (35,358)           (35,358)
                                                ---------          ---------

Net increase (decrease) in cash                   284,298             (l,470)

Cash and temporary investments,
     beginning of period                           95,438             4l,379
                                                ---------          ---------

Cash and temporary investments,
     end of period                              $ 379,736          $  39,909
                                                =========          =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the nine months ended September 30, 1997, the Registrant's liquidity increased primarily as a result of the collection of loans. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

     During the third quarter of 1997, the Registrant concentrated upon (i) collecting its loans, including those considered in determining the allowance for loan losses and (ii) the selective extension of credit to customers and investment of excess cash at rates commensurate with risk assumed. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.

                             RESULTS OF OPERATIONS
                             ---------------------

       COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED SEPTEMBER 30, 1997
                   WITH THE CORRESPONDING PERIOD OF 1996

     The Registrant reported net income of $66,208 for the three (3) months ended September 30, 1997 as compared to net income of $20,951 for the corresponding 1996 period. The increase was due to the recovery of a previously reserved note receivable of $l10,000, net, less a loss of $30,515 on the disposal of various property and other assets.

 EXPENSES
 --------

     General and administrative expenses remained level for the two periods.


          COMPARISON OF THE NINE (9) MONTHS PERIOD SEPTEMBER 30, 1997
                    WITH THE CORRESPONDING PERIOD OF 1996



REVENUES
--------

     During the nine (9) months period ended September 30, 1997, revenues increased by approximately $15,300, or 12% as compared to the corresponding period of 1996.

     The nine (9) months period ended September 30, 1997 included a net gain on recovery of a previously reserved note receivable in the amount of $110,000 less net losses of $30,515 on the disposal of various property and other assets. The corresponding period for 1996 included a gain on sale of marketable securities in the amount of $2l,l42.

EXPENSES
--------

     During the nine (9) months period ended September 30, 1997, expenses increased by approximately $5,600, or 5% as compared to the corresponding period of 1996. Normal increases in costs due to inflation were the primary contributing factors.

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)



October 31, 1997                         /s/ Jack C. Bridges
--------------------                     --------------------------------
Date                                     Jack C. Bridges
                                         Executive Vice-President