Form 10-K
period 1997-12-31
TWENTY SERVICES INC
filed 1998-04-14
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-8488

                  For the fiscal year ended December 31, 1997

                             TWENTY SERVICES, INC.

================================================================================
             (Exact name of registrant as specified in its charter)

            ALABAMA                                                 63-0372577
------------------------------                           ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

        105 Vulcan Road
      Birmingham, Alabama                                             35209
 ------------------------------                          ----------------------

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

             YES [X]                                     NO [  ]

As of December 31, 1977, the Registrant had issued and outstanding l,283,068 shares of common stock, par value of $0.l0 per share, and as of December 31, 1997, the aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $l,429,000.

                  Documents incorporated by reference:  None

-------------------------------
* Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-198l Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

1.  BUSINESS.
    ---------

         (a) General Development of Business. Since its inception in 1955,
             -------------------------------
Twenty Services, Inc. (hereinafter sometimes referred to as the "Registrant" or "Company"), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. ("Holding"), the owner of approximately 56% of the Registrant's outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa ("Statesman"). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa ("American Equity"). As of the date of this Annual Report on Form 10-K the Registrant owns 79,000 shares of common stock of American Equity.

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

  Loan Portfolio.  The following tabulation sets forth the outstanding balances
  ---------------
of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:


Type of Loans      1997      1996      1995      l994      l993
---------------  --------  --------  --------  --------  --------

Real Estate       $78,759  $124,401  $193,429  $198,854  $205,820

Business and
Miscellaneous      62,332   153,150   118,396   148,640   123,647
                  -------  --------  --------  --------  --------

Total:           $141,091  $277,551  $311,825  $347,494  $329,467
                 ========  ========  ========  ========  ========

Of the Registrant's aggregate loan portfolio as of December 31, 1997, approximately 56% was secured by mortgages on real estate and approximately 44% was unsecured.

      Interest Income.   The following tabulation sets forth certain information
      ----------------
respecting the Registrant's net interest income for each of the years indicated:

                             1997           1996          1995
                             ----           ----          ----

Interest Income            $ 82,138       $ 82,903      $129,953


Net Interest Income        $ 82,138       $ 82,903      $ 59,532


     The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

     Other Business Activities.  As described above, the Registrant's
     --------------------------
stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996 and 1997 American Equity obtained additional equity financing from other investors which reduced the Company's interest therein to 1.8%.

     Competition. With respect to the general finance business, the Registrant
     -----------
is in direct competition with banks and other finance companies located within and without the State of Alabama. Many of these firms are substantially larger than the Registrant, have more capital available for lending activities, pursue more actively new loan activity and enjoy a distinct competitive advantage over the Registrant.

     Employees.  During 1997 and 1996, the Registrant employed two (2)
     ---------
persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

  At March l5, 1998, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

  The Registrant considers its relationship with its employees to be good.

     Certain Government Regulations.  The Registrant is subject to federal and
     -------------------------------
state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on August l3, 1997. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

  Financial Information Regarding Foreign and Domestic Operations and Export
  --------------------------------------------------------------------------
Sales. All of the Registrant's business activities have been conducted within
-----
the southeastern portion of the United States.

2.  PROPERTIES.
    -----------

  The Registrant maintains its principal executive office in an office facility located in Birmingham, Alabama, which it leases on a month-to-month basis and for which it pays aggregate annual rentals of $7,200. The Registrant believes its office facilities are adequate for its present needs.

3.  LEGAL PROCEEDINGS.
    ------------------

  As of the date of this annual report on Form 10-K, the Registrant is not a party of any legal proceedings.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    ----------------------------------------------------

  During the quarter ended December 31, 1997, no matter was submitted to a vote of the security holders of the Registrant.

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

  (b)  Holder of Records.  As of December 31, 1997 there were 1,946 holders of
       ------------------
record of the outstanding Common Stock of the Registrant, and 1,072 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

  (c)  Dividends.  During the past two (2) years, no dividends have been paid
       ---------
respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 1997, the Registrant reflected earned surplus of $1,199,245 and reflected capital surplus of $1,960,007.

  As of December 3l, 1997, the Registrant has issued and outstanding 505,ll0 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 198l, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 1997 and 1996, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

  The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

6.  SELECTED FINANCIAL DATA
    -----------------------

   The following tabulation sets forth certain financial information respecting the Registrant
                                   1997              1996               1995              1994            1993
                                ----------        ----------        ----------        ----------       -----------
Revenues                        $  197,149        $  182,303        $  234,686        $  118,337       $   101,356
                                ==========        ==========        ==========        ==========       ===========

Net Income (Loss)               $   64,656        $  (57,242)        $  70,5l3        $l,777,270       $   (26,137)
                                ==========        ==========         =========        ==========       ===========
Earnings (Loss) Per
 Common Share:
  Net Income (Loss)             $      .01        $     (.07)        $     .03        $     1.36        $     (.05)
                                ==========        ==========        ==========        ==========        ==========
Total
 Assets                         $3,368,378        $3,110,572        $3,210,614        $3,134,191        $l,355,001
                                ==========        ==========        ==========        ==========        ==========
Dividends Declared:
 Common Stock                   $        0        $        0        $        0        $        0        $        0
                                ==========        ==========        ==========        ==========        ==========
 Preferred stock                $   35,357/1/     $   35,357/2/     $   35,357/3/     $   35,357/4/     $   35,358/5/
                                ==========        ==========        ==========        ==========        ==========

Total                           $   35,357        $   35,357        $   35,357        $   35,358        $   35,357
                                ==========        ==========        ==========        ==========        ==========
Book Value Per Common
 Share Outstanding              $     2.59        $     2.06        $     1.96        $      .64        $      .68
                                ==========        ==========        ==========        ==========        ==========

-------------------------------
1 REFLECTS DIVIDEND RESPECTING PREFERRED STOCK DECLARED ON FEBRUARY 27, 1997. 2 REFLECTS DIVIDEND RESPECTING PREFERRED STOCK DECLARED ON FEBRUARY 10, L996. 3 REFLECTS DIVIDEND RESPECTING PREFERRED STOCK DECLARED ON FEBRUARY 15, 1995. 4 REFLECTS DIVIDEND RESPECTING PREFERRED STOCK DECLARED ON FEBRUARY 4, 1994. 5 REFLECTS DIVIDEND RESPECTING PREFERRED STOCK DECLARED ON FEBRUARY 15, 1993.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ---------------------------------------------------------------
   RESULTS OF OPERATIONS.
   ---------------------

  Liquidity and Capital Resources.  During 1997, the Registrant's
  --------------------------------
liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

  The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

  Results of Operations. The Registrant reported a net income of $64,656 in 1997
  ---------------------
as compared to net loss of $57,242 in 1996. The increase was due primarily to the collection in 1997 of the note receivable for $l40,500 which was reserved in the prior year. General and administrative expenses increased from $138,019 in 1996 to $161,673 in 1997 due primarily to an increase in professional services.

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

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    -------------------------------------------

  The financial statements of the Registrant are set forth at page F-3 through F-18 hereof and are incorporated herein by reference.

9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    ----------------------------------------------------

  There has been no disagreement between the Registrant and its independent certified public accountants respecting any matter of disclosure, during the past twenty-four (24) months.

                                 Part III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     ---------------------------------------------------

          (a)-(e) - Identification of Directors and Executive Officers and Other
                    ------------------------------------------------------------
Matters.  The following tabulation sets forth certain information respecting the
--------
persons who are serving as the directors and executive officers of the Registrant as of March 15, 1997.

                                             Material Occupations
Names and Positions                          and Positions During
with the Registrant              Age         the last five (5) years
-------------------              ---         -----------------------


David J. Noble                   65          Chairman of the Board
Chairman of the Board                        Directors, Twenty
of Directors and                             Services, Inc.,
Director                                     Birmingham, Alabama
                                             (finance business),
                                             since 1980 and 1979
                                             respectively;
                                             Chairman of the Board
                                             of Directors, Treasurer
                                             and Director, Twenty
                                             Services Holding, Inc.
                                             Birmingham, Alabama
                                             President of American
                                             Equity Investment Life
                                             Holding Company since
                                             1995.

Dr. A. J. Strickland, III        54          Director and Vice-
Vice-Chairman of the Board                   Chairman of the Board of
                                             Directors, Twenty
                                             Services, Inc.,
                                             Birmingham, Alabama
                                             (general finance
                                             business), since 1977;
                                             Director, Twenty
                                             Services Holding, Inc.,
                                             Birmingham, Alabama
                                             (holding company),
                                             since 1970; Professor of
                                             Strategic Management
                                             School of Commerce,
                                             University of Alabama,
                                             Tuscaloosa, Alabama
                                             since 1980;

Names and                                    Material Occupations
Positions                                    and Positions During
with the Registrant              Age         the last five (5) years
-------------------              ---         -----------------------


Dr. A.J. Strickland, III         54          Director, American
                                             Equity Investment Life
                                             Holding Company,
                                             Des Moines, Iowa,
                                             since 1995.

Jack C. Bridges                  70          Executive Vice-President,
                                             Twenty Services, Inc. since
                                             April 1997.


--------------------------------------

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

--------------------------------------


           (F) Involvement in Certain Legal Proceedings.
               -----------------------------------------
          During the past ten (l0) years, no officer or director of the Registrant has been involved in any event of the type described in Item 3(f) of the Regulations S-K of the Securities Exchange Act of 1934.

11. EXECUTIVE COMPENSATION
    ----------------------

    Current Remuneration. During 1997 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 1997.



                                                        Salaries,
                                                        fees,
                                                        directors'
Name of Individuals                                     fees,
or number of persons   Capacities                       commission
in group               which served                     and bonuses
--------               ------------                     -----------
All directors and      Directors and                    $43,300
officers as a group    Officers
(five (5) persons)




          REMUNERATION IN THE FUTURE.  As of December 31, 1997, no officer or
          --------------------------
directors of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

          Directors' Remuneration.  All directors of the Registrant receive
          ------------------------
$200, plus expenses, for each meeting of the Board of Directors and each meeting of any committee of the Board of Directors which they attend (except the Executive Committee of the Board of Directors). Members of the Executive Committee receive compensation of $300 per month.

          Options, Warrants, or Rights.  The Registrant does not maintain any
          -----------------------------
plan pursuant to which persons are entitled to acquire any equity securities of the Registrant.

          Termination of Employment.   Except as otherwise described in Item 11
          --------------------------
of this annual report on Form 10-K, there are no plans or arrangements relating to payments to be made to any officer, or director of the Registrant, which resulted or will result from any person's resignation, retirement, or termination or employment with the Registrant.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     --------------------------------------------------------------

           (a)  Security Ownership of Certain Beneficial Owners.
                ------------------------------------------------

          As of the date of this annual report on Form 10-K, the only person who owns of record and directly more than 5% of the Registrant's outstanding voting securities is Twenty Services Holding, Inc., a Delaware corporation, whose principal business address is 105 Vulcan Road, Birmingham, Alabama. As of such date, Twenty Services Holding, Inc. and an affiliate of Holding own 724,069 shares of Common Stock of the Registrant and approximately 56% of the combined outstanding shares of Common Stock and Series A Preferred Stock of the Registrant. Except as otherwise required by Alabama law and except for certain rights accorded by the Registrant's Certificate of Incorporation in the event that dividends respecting the Series A-Preferred stock are not paid the holders of the Series A-Preferred Stock are entitled to vote respecting matters coming before any meeting of the stockholders of the Registrant.

          By virtue of his ownership of Common Stock of Twenty Services, Holding, Inc., Mr. David J. Noble, the Chairman of the Board of Directors of the Registrant, owns indirectly and beneficially approximately 63% of the outstanding Common Stock of the Registrant.

          (b)   Security Ownership of Management.  The following tabulation sets
                --------------------------------
forth certain information regarding the shares of equity securities of the Registrant.


                                    Approximate Amount  Percent
Title of       Name of              and Nature of       of
Class          Beneficial Owner     Beneficial Owner    Class
-----          ----------------     ------------------  -------

Common Stock   David J. Noble       648,877 Indirect(l) 50.57%

Common Stock   A.J. Strickland,III   48,204 Indirect(l)  3.76%

-----------------------------------

(l) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of March 15, 1997, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 724,069 shares or approximately 56% of the outstanding shares of common stock.
------------------------------------

          As of March 15, 1998, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 718,069 shares of common stock of the Registrant, or approximately 55% of the outstanding common stock of the Registrant as of such date.

          (c)  Changes in Control.  There are no arrangements known to the
               ------------------
Registrant which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     -----------------------------------------------

     There were no transactions during 1997 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                 PART IV
                                 -------

  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS   ON FORM 8-K.

          (a) (l) - (a) (2) - Financial Statements and Financial Statement
                              --------------------------------------------
Schedules.  The financial statements and the financial statement schedules
----------
required to be filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules, and are set forth at the pages shown in such Index.

          (a) (d) - Exhibits.  The Certificate of Incorporation of the
                    --------
Registrant, as amended, the By Law of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant's Annual Report on Form 10-K for the years ended December 3l, 1980, December 3l, 1981, December 3l, 1982 and 1985, and the Registrant's report on Form 8-K dated as of April 10 1984, are incorporated by reference.

          (b)  Reports on Form 8-K.  No report on Form 8-K was filed during
               --------------------
the year.

                     TWENTY SERVICES, INC. AND SUBSIDIARY



                             Financial Statements
                                      and
                         Financial Statement Schedule



                              For the Years Ended



                       December 31, 1997, 1996, and 1995

                      TWENTY SERVICES. INC. AND SUBSIDIARY

         Index to Financial Statements and Financial Statement Schedule

                       December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------


Index to Financial Statements and Financial Statement Schedule.....         F-1

Independent Auditors' Report.......................................         F-2

Consolidated Balance Sheets........................................         F-3

Consolidated Statements of Operations..............................         F-4

Consolidated Statements of Cash Flows..............................   F-5 & F-6

Consolidated Statements of Changes in Stockholders' Equity.........         F-7

Notes to Consolidated Financial Statements.........................  F-8 - F-17

Consolidated Financial Statement Schedule:

  Schedule I - Marketable Securities - Other Investments...........        F-18

   [LETTERHEAD OF BORLAND BENEFIELD CRAWFORD AND WEBSTER, P.C. APPEARS HERE]



                         Independent Auditors' Report
                         ----------------------------


The Shareholders and
 the Board of Directors
Twenty Services, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Twenty Services, Inc. (the Company) and subsidiary at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty Services, Inc. and subsidiary at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principals. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.

/s/ Borland, Benefield, Crawford & Webster, P.C.

March 21, 1998

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

                          Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                             December 31,
                                                            1997       1996
                                                            ----       ----
                         Assets

Cash and Temporary Investments........................  $   85,272  $   95,438
Marketable Securities.................................   2,122,716   1,597,040
Finance Receivables, Net..............................     126,091     248,750
Notes Receivable - Related Parties, Net...............      25,875     263,148
Other Receivables.....................................           0      71,581
Investment - American Equity Investment
  Life Holding Company................................     986,189     713,700
Property Held for Sale................................           0      13,205
Property and Equipment, Net...........................      22,235      38,310
Prepaid Income Taxes..................................           0       4,500
Deferred Income Tax Benefit...........................           0      64,900
                                                        ----------  ----------
Total Assets..........................................  $3,368,378  $3,110,572
                                                        ==========  ==========

         Liabilities and Stockholders' Equity

Liabilities:
  Accounts Payable and Accrued Expenses...............  $   18,671  $   20,211
  Deferred Income Taxes...............................      26,008      25,000
                                                        ----------  ----------
    Total Liabilities.................................      44,679      45,211
                                                        ----------  ----------
Stockholders' Equity:
 Preferred Stock, Cumulative Nonvoting, Par Value
  $.10; 2,500,000 Shares Authorized; 505,110 Shares
  Issued and Outstanding (Involuntary Liquidation
  Value $530,366).....................................      50,511      50,511
 Common Stock, Par Value $.10; 2,500,000 Shares
  Authorized, 1,283,068 Shares Issued and Outstanding.     128,307     128,307
 Additional Paid-In Capital............................  1,960,007   1,716,074
 Retained Earnings.....................................  1,199,245   1,169,946
  Net Unrealized Gain, on Available-for-Sale Securities,
  Net of $15,328 and $25,000 Deferred Income Taxes
  in 1997 and 1996, Respectively.......................     45,985      60,523
 Less Investment-in Twenty Services Holding, Inc.......    (60,000)    (60,000)
 Preferred Treasury Stock..............................       (356)          0
                                                        ----------  ----------
  Net Stockholders' Equity............................   3,323,699   3,065,361
                                                        ----------  ----------
Total Liabilities and Stockholders' Equity............ $3,368,378  $3,110,572
                                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

                     Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                 For the Years Ended
                                                      December 31,
                                               1997      1996       1995
                                             --------  ---------  --------
Revenues:
  Interest.................................  $ 82,138  $  82,903  $129,953
  Lease....................................    12,217      9,289     2,901
  Dividends................................    97,848     90,111   101,781
  Other....................................     4,946          0        51
                                             --------  ---------  --------

    Total Revenues.........................   197,149    182,303   234,686
                                             --------  ---------  --------

Expenses:
  General and Administrative...............   161,673    138,019   163,900
  Depreciation.............................    10,667      7,268     2,818
  Provision for Doubtful Notes Receivable..    24,795    140,500         0
                                             --------  ---------  --------


    Total Expenses.........................   197,135    285,787   166,718
                                             --------  ---------  --------

Gain (Loss) from Operations................        14   (103,484)   67,968
                                             --------  ---------  --------

Other Income (Loss):
  Gain (Loss) on Sale of Marketable
    Securities ............................   (10,222)    21,142     8,575
  Gain (Loss) on Sale of Property..........   (18,612)         0     2,970
  Provision for Equity in Loss of
    American Equity........................   (52,755)   (76,300)        0
  Provision for Recovery of Bad Debts......   140,500          0         0
                                             --------  ---------  --------
    Total Other Income (Loss)..............    58,911    (55,158)   11,545
                                             --------  ---------  --------

Income (Loss) Before Income Taxes..........    58,925   (158,642)   79,513

Provision for Income Taxes.................     5,731    101,400    (9,000)
                                             --------  ---------  --------
Net Income (Loss)..........................  $ 64,656  $ (57,242) $ 70,513
                                             ========  =========  ========

Income (Loss) Per Common Share.............  $    .01  $    (.13) $    .03
                                             ========  =========  ========

The accompanying notes are an integral part of these financial statements.

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                              For the Years Ended
                                                                  December 31,
                                                        1997           1996           1995
                                                     ---------      ---------      ----------
Cash Flows From Operating Activities:
  Interest and Dividends Received................    $ 178,478      $ 156,069       $ 253,158
  Rental Income..................................       12,217          9,289           2,901
  Lease Income...................................        4,946              0              51
  Cash Paid to Suppliers and Employees...........     (163,161)      (136,713)       (163,241)
  Income Tax Refunds Received (Paid).............       47,451              0        (110,000)
                                                     ---------      ---------       ---------
Net Cash Flows From Operating
  Activities.....................................       79,931         28,645         (17,131)
                                                     ---------      ---------       ---------
Cash Flows From Investing Activities:
  Principal Collected on Loans...................      178,959        159,408         215,782
  Loans Made to Customers........................      (56,300)       (22,566)       (177,100)
  Loans Made to Related Parties..................       (3,608)      (398,648)        (95,000)
  Principal Collected on Loans - Related
    Parties......................................      381,381              0               0
  Principal Collected on Held-to-Maturity
    Securities...................................      300,000              0       1,075,675
  Proceeds from Sale of Available-for-Sale
    Securities...................................      574,518        191,578         463,115
  Purchases of Available-for-Sale Securities.....   (1,429,690)      (254,503)       (461,861)
  Initial Investment in American Equity
    Investment Life Holding Company..............            0              0      (1,200,000)
  Collection of Account Receivable from
    American Equity Investment Life Holding
    Company......................................            0        410,000               0
  Proceeds From Sale of Investment and
    Other Property and Equipment.................            0              0           2,970
  Purchases of Property and Equipment............            0        (24,498)        (20,985)
                                                     ---------      ---------       ---------
  Net Cash Flows From Investing Activities.......      (54,740)        60,771        (197,404)
                                                     ---------      ---------       ---------
Cash Flows From Financing Activities -
  Preferred Stock Dividends Paid.................      (35,357)       (35,357)        (35,357)
                                                     ---------      ---------       ---------
Net Increase (Decrease) in Cash..................      (10,166)        54,059        (249,892)

Cash and Temporary Investments -
 Beginning of Year...............................       95,438         41,379         291,271
                                                     ---------      ---------       ---------
Cash and Temporary Investments -
  End of Year....................................    $  85,272      $  95,438       $  41,379
                                                     =========      =========       =========

The accompanying notes are an integral part of these financial statements.

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------

               Consolidated Statements of Cash Flows (Continued)
--------------------------------------------------------------------------------

                                                    For the Years Ended
                                                        December 31,
                                                1997        1996       1995
                                             ---------    --------  ---------
Reconciliation of Net Income to Net Cash
 From Operating Activities:
  Net Income (Loss)......................... $  64,656    $(57,242) $  70,513
  Adjustments to Reconcile Net Income to
   Net Cash From Operating Activities:
   Depreciation and Amortization............    10,667       7,268      2,818
   Recovery of Bad Debt.....................  (140,500)          0          0
   Provision for Doubtful Notes Receivable..    24,795     140,500          0
   Provision for Equity in Loss of
    American Equity.........................    52,755      76,300          0
   Provision for Recovery of Prior Year
    Income Taxes............................    43,000     (43,000)         0
Provision for Deferred Income Tax Benefits..    (5,731)    (64,900)         0
(Gain) Loss on Sale of
  Marketable Securities.....................    10,222     (21,142)    (8,575)
(Gain) Loss on Sale of Property.............    18,612           0     (2,970)
Amortization of Bond Premium and
 Discount, Net..............................         0         826        866
(Increase) Decrease in Accrued
 Investment Interest........................     5,051     (18,039)    20,558
Increase (Decrease) in Prepaid Income
 Taxes......................................     4,500        (500)  (101,000)
Decrease in Other Receivables...............   (14,135)          0          0
Increase (Decrease) in Accounts
 Payable and Accrued Liabilities............     6,039       8,574        659
                                               -------    --------    -------

Net Cash From Operating Activities.......... $  79,931    $ 28,645  $ (17,131)
                                             =========    ========  ==========

The accompanying notes are an integral part of these financial statements.

                                               TWENTY SERVICES, INC. AND SUBSIDIARY
                                               ------------------------------------
                                    Consolidated Statements of Changes in Stockholders' Equity
                                       For the Years Ended December 31, 1997, 1996, and 1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                Unrealized     Investment
                                                                                Gain (Loss)    in Twenty
                                                       Additional   Retained   on Available-   Services     Preferred
                               Preferred     Common     Paid-In     Earnings      for-Sale      Holding,    Treasury
                               Stock $.10  Stock $.10   Capital     (Deficit)   Securities        Inc.       Stock        Total
                               ----------  ----------  ----------  ----------   -----------    ----------  ----------   ----------
Balance -
 December 31, 1996............  $50,511     $128,307   $1,716,074  $1,227,389     $(29,068)    $(60,000)     $    0     $3,033,213

Net Income....................                                         70,513                                               70,513

Dividends on Preferred
 Stock, ($.07 Per Share)......                                        (35,357)                                             (35,357)

Change in Unrealized
 Gain (Loss) on Available-
 for-Sale Securities,
 Net of Deferred Income
 Taxes of $50,000.............                                                      99,608                                  99,608
                                -------     --------   ----------  ----------     --------     --------      -----      ----------
Balance -
 December 31, 1995............   50,511      128,307    1,716,074   1,262,545       70,540      (60,000)         0       3,167,977

Net Loss......................                                        (57,242)                                             (57,242)

Dividend on Preferred
 Stock ($.07 Per Share).......                                        (35,357)                                             (35,357)

Change in Unrealized Gain
 (Loss) on Available-for-
 Sale Securities, Net of
 Deferred Income Tax of
 $25,000......................                                                     (10,017)                                (10,017)
                                -------     --------   ----------  ----------     --------     --------      -----      ----------
Balance,
 December 31, 1996............   50,511      128,307    1,716,074   1,169,946       60,523      (60,000)         0       3,065,361

Net Income....................                                         64,656                                               64,656

Purchase of
 Treasury Stock...............                                                                                (356)           (356)

Dividend on Preferred
 Stock ($.07 per share).......                                        (35,357)                                             (35,357)

Change in Unrealized Loss
 on Available-for-Sale
 Securities, Net of
 Deferred Income Tax of
 $15,328......................                                                     (14,538)                                (14,538)

Share of Increase of
 American Equity Capital,
 Net of Deferred Income
 Tax of $81,311...............                            243,933                                                          243,933
                                -------     --------   ----------  ----------     --------     --------      -----      ----------
Balance -
 December 31, 1997............  $50,511     $128,307   $1,960,007  $1,199,245     $ 45,985     $(60,000)     $(356)     $3,323,699
                                =======     ========   ==========  ==========     ========     ========      =====      ==========

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------


                  Notes to Consolidated Financial Statements


             For the Years Ended December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

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


         Cash Equivalents - Holdings of highly liquid investments with original
         -----------------
         maturities of three months or less and investments in money market funds are considered to be cash equivalents.


         Marketable Securities - On January 1, 1995, the Company adopted the
         ---------------------
         provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

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

         Realized gains and losses on the sale of securities available-for-sale are determined using specific-identification method.

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

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 1 - Accounting Policies (Continued)



         Income Taxes - Deferred income taxes are recognized for the effects of
         ------------
         temporary differences between financial statement and tax reporting.



         Earnings Per Common Share - Earnings per common share are determined by
         -------------------------
         dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 1997, 1996, and 1995 was 1,283,068.



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



                                 1997                    1996
                        ---------------------     -------------------
                            Carrying    Fair       Carrying     Fair
                              Value     Value        Value      Value
                             ------     -----       ------      -----

Cash and Temporary
  Investments.............$  85,272 $  85,272    $  95,438  $  95,438
Marketable Securities.....2,122,716 2,122,716    1,597,040  1,602,467
Finance Receivables, Net..  126,091   126,091      248,750    248,750
Notes Receivable - Related
  Parties.................   25,875    25,875      263,148    263,148
Other Receivables.........        0         0       28,581     28,581


TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

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


Note 4 - Marketable Securities



        The amortized cost and aggregate fair values of investments in securities are as follows:



                                                 December 31, 1997
                                ---------------------------------------------------------
                                                Gross           Gross
                                Amortized       Unrealized      Unrealized      Fair
                                 Cost           Gains           Losses          Value
                              ------------     ----------       ---------       ---------

Available-For-Sale Securities:
 Equity Securities...........  $1,859,685       $ 92,913       $28,417          $1,924,181
 Debt Securities.............     188,639              0         3,183             185,456
                               ----------       --------       -------          ----------
    Total Available-for-
    Sale Securities..........  $2,048,324       $ 92,913       $31,600          $2,109,637
                               ==========       ========       =======          ==========

Held-to-Maturity Securities -
 Obligations of U.S. Government
 Corporations and Agencies... $    13,079      $       0       $     0          $   13,079
                              ===========      =========       =======          ==========


TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 4 - Marketable Securities (Continued)

                                                 December 31, 1996
                                  ------------------------------------------------
                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses       Value
                                  ------------ ----------  ----------   ----------
Available-for-Sale Securities:
  Equity Securities.............   $1,192,351   $86,277      $753       $1,277,875
                                   ==========   =======      ====       ==========
Held-to-Maturity Securities:
  Obligations of U.S. Government
    Corporations and Agencies....  $  319,165   $ 6,027      $  0       $  325,192
                                   ==========   =======      ====       ==========

The amortized cost and aggregate fair value of debt securities at December 31, 1997, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.



                                        Amortized    Fair
                                          Cost       Value
                                        ---------  --------
  Held-to-Maturity Securities:
   Due After Ten Years...............   $ 13,079   $ 13,079
                                        ========   ========

Proceeds from the sale of available-for-sale securities were $574,518 for the year ended December 31, 1997. Gross gains of $800 were realized on these sales. Proceeds from the sale of held-to-maturity securities were $300,000 for the year ended December 31, 1997. Gross losses of $482 were realized. Held-to maturity securities were sold prior to maturity because they were called.

Proceeds from the sale of available-for-sale securities were $191,578 for the year ended December 31, 1996. Gross gains of $21,142 were realized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 1996.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 5 - Finance Receivables and Allowance for Credit Losses

         Finance receivables consisted of the following at December 31:

                                                 1997       1996
                                               --------   --------
         Real Estate.......................    $ 78,759   $124,401
         Business and Other................      62,332    153,150
                                               --------   --------

         Total Finance Receivables.........     141,091    277,551
         Less Unearned Interest............           0      1,508
         Less Allowance for Credit Losses..      15,000     27,293
                                               --------    -------

         Finance Receivables, Net..........    $126,091   $248,750
                                               ========   ========


         At December 31, 1997, contractual maturities of finance receivables were as follows:


                    1998     1999     2000    2001    2002    After    Total
                  -------  -------  -------  ------  ------  -------  --------
Real Estate...... $31,662  $ 3,556  $ 3,848  $4,164  $4,506  $31,023  $ 78,759
Business and
  Other..........   9,389    8,103   39,120   5,720       0        0    62,332
                  -------  -------  -------  ------  ------  -------  --------
Totals........... $41,051  $11,659  $42,968  $9,884  $4,506  $31,023  $141,091
                  =======  =======  =======  ======  ======  =======  ========

        Changes in the allowance for credit losses on finance receivables for the years ended December 31, 1997, 1996, and 1995 are as follows:

        Balance - December 31, 1994..................... $ 27,137
        Recoveries of Write-offs in Prior Years.........      156
                                                         --------

        Balance - December 31, 1996 and 1995............   27,293
        Reduction in Allowance for Credit Losses........  (12,293)
                                                         --------

        Balance - December 31, 1997..................... $ 15,000
                                                         ========

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 6 - Notes Receivable - Related Parties

         The Chairman of the Board of the Company and the Former Executive Vice President, individually or together, had equity interests in four other entities which had transactions with the Company during the years. The activity in this account was as follows for the years ended December 31:

                                                         1997        1996
                                                      ---------    --------
         Balance, January 1.........................  $ 263,148    $ 95,000
         Recovery of Bad Debts......................    140,500           0
         Advances...................................      3,608     398,648
         Reductions.................................   (381,381)    (90,000)
         Provision for Possible Uncollectible Note..          0    (140,500)
                                                      ---------   ---------
         Balance December 31........................  $  25,875   $ 263,148
                                                      =========   =========

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

         During 1996, American had a 100 for 1 stock split. Subsequently, it issued 780,000, shares of commom stock through a private placement for net proceeds of $7,493,050. These transactions caused the Company's percentage ownership to decrease from 19.75% to 6.70%.

         During 1997, American sold 3,240,864 of common stock for net proceeds of $47,246,469. The transaction caused the Company's percentage of ownership to decrease from 6.7% to 1.79%.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 7 - Investment - American Equity Investment Life Holding Company
         (Continued)

         The following is a summary of the audited balance sheets and statements of operations of American:

                                                             1997           1996
                                                         ------------   ------------
         Total Assets................................    $230,086,455   $ 35,214,597
                                                         ============   ============

         Total Liabilities...........................    $174,992,080   $ 25,077,495

         Stockholders' Equity........................      55,094,375     10,137,102
                                                         ------------   ------------

         Total Liabilities and Stockholders' Equity..    $230,086,455   $ 35,214,597
                                                         ============   ============

         Revenues....................................    $ 16,261,525   $ 15,419,869

         Benefits and Expenses.......................      19,208,740     16,558,842
                                                         ------------   ------------

         Net Loss....................................    $ (2,947,215)  $ (1,138,973)
                                                         ============   ============

         For 1996, as required by the equity method of accounting, the Company's investment of $790,000 has been reduced by $76,300 which is 6.7% of American's loss.

         For 1997, as required by the equity method of accounting, the Company's investment of $713,700 decreased by $52,755 which is 1.79% of American's loss. The investment was also increased by $325,244 for the Company's share of American's increased in capital through sale of stock. The net effect on the Company's investment in American is an increase of $243,933, net of $28,556 deferred taxes.


Note 8 - Property and Equipment

         Property and equipment consisted of the following at December 31:

                                                     1997         1996
                                                   --------     --------
         Equipment, Furniture and Automobiles....  $ 40,004     $ 78,195
         Less Accumulated Depreciation...........   (17,769)     (39,885)
                                                   --------     --------

         Net Property and  Equipment.............  $ 22,235     $ 38,310
                                                   ========     ========

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 9 - Income Taxes


         Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes and gains and losses on investments recognized for financial reporting purposes which are not recognized for tax purposes.



         The provision for income taxes was as follows for the years ended December 31:



                                                     1997     1996      1995
                                                    -----     -----     -----
          Current:
            Federal..............................$       0  $   3,000  $7,000
            State................................        0      3,500   2,000
            Benefit of Net Operating
              Loss Carryback.....................        0    (43,000)      0
            Deferred Tax Benefit.................   (5,731)   (64,900)      0
                                                 ----------   --------  -----

          Total Provision for Income Taxes       $  (5,731) $(101,400) $9,000
                                                 ========== ========== ======

         The Company has available at December 31, 1997, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:



              Amount of Unused Operating    Expiration During Years Ended
                  Loss Carryforward                 December 31:
                  -----------------                 -----------
                     $   4,919                          2011
                       149,651                          2012
                     ---------
                     $ 154,570
                     =========

Note 10. - Stockholders' Equity


           The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1994 dividend (approximately $35,400) was declared in February 1995 and paid in March 1995. The 1995 dividend (approximately $35,400) was declared in February 1996 and paid in March 1996. The 1996 dividend (approximately $35,400) was declared in February 1997 and paid in March 1997.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------

Note 11 - Investment in Twenty Services Holding, Inc.



          The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company which owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock $(60,000) has been deducted from stockholders' equity in the accompanying balance sheet.

                     TWENTY SERVICES, INC. AND SUBSIDIARY
                     ------------------------------------



            Schedule I - Marketable Securities - Other Investments
                     For the Year Ended December 31, 1997
--------------------------------------------------------------------------------

                                                                                                              Amount at which each
                                                                                                              portfolio of equity
                                                       Number of shares                                       security issues and
                   Name of Issuer                     or units-principal                Market value of       each other security
                    and title of                       amount of bonds     Cost of       each issue at        issue carried in the
                     each issue                           and notes       each issue  balance sheet date         balance sheet
                     ----------                         -------------     ---------    -----------------      -------------------


Equity Securities Available-for-Sale: Alcl Cap Tr
Pfd Secs 9% 9-30-27.................................     5,000            $ 125,000       $ 127,188          $ 127,188

Amern Hlth Pptys Inc Pfd Repstg 1/100th Ser B
Shs 8.6%............................................     6,000              150,000         147,375            147,375

Amern Resdtl Invstmnt Tr............................     5,000               75,000          59,375             59,375

Bankers Tr Cum Pfd Perpet $25 7.75% Ser S...........     6,000              150,000         162,750            162,750

Berkley WR Corp Dep Shs Repstg 1/6 Cum
 Pfd Ser A 7.375%...................................     7,000              147,815         180,250            180,250

Citicorp Dep Shs Repstg 1/10 Pfd Ser 20 Non
Cum 8.3%............................................     6,000              145,818         162,000            162,000

Citicorp Non Cum 8.5% Pfd...........................     6,000              150,000         162,375            162,375

Fedl Rlty Invt Tr Pfd 7.95%.........................    10,000              250,000         250,625            250,625

Health Care Property Investors Inc..................     5,000              191,563         189,063            189,063

Imperial Cr Mtg Hldgs Inc...........................     6,000              109,000         107,250            107,250

Laser Mtg Mgmt Inc..................................    10,000              150,000         145,000            145,000

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A
1/400 Cum Pfd.......................................     2,000               50,000          62,000             62,000

RJR Nabisco Hldg Dep Sh Each Repstg 1/1000
Sh of Ser B 9.25% Cum Pfd Stk.......................     2,000               51,223          50,875             50,875

Repsol Intl Cap Ltd Pfd Non Cum Gtd Ser A
7.45%...............................................     1,000               25,000          25,187             25,187

Taubman Centers Inc Pfd 8.30% ......................     1,300               32,500          31,931             31,931

US Restaurant Pptys Ser A Cov 7.72 11/17/02 ........     1,000               25,000          25,500             25,500

West Bancorporation Inc.............................     2,100               31,766          35,437             35,437
                                                                          ---------       ---------          ---------
Total Equity Securities Available-for-Sale..........                      1,859,685       1,924,181          1,924,181
                                                                          ---------       ---------          ---------

Debt Securities Available-for-Sale:
Revlon Worldwide Parent Corp Sr Sec D Dls Nt
Ser B Cpn 0.000% Due 03/15/01 Dtd 3/05/97
Call 3/15/00 @ 92.479............................     $ 70,000               49,948          48,300             48,300

AMF Bowling Worldwide Inv Sr Sub Disc Nt B/E
Steps to 12.25% 3/15/01  Cpn 0.000% Due 3/15/06
Dtd 3/21/96 Call 3/15/01 @ 106.125...............     $176,000              138,691         137,156            137,156
                                                                           --------        --------           --------
Total Debt Securities Available-for-Sale.........                           188,639         185,456            185,456
                                                                           --------        --------           --------
Debt Securities Held-to-Maturity:
GNMA Mortgage Backed Certificates, Due 2012......                            13,079          13,079             13,079
                                                                           --------        --------           --------

Total............................................                       $ 2,061,403     $ 2,122,716        $ 2,122,716
                                                                        ===========     ===========        ===========

                                  SIGNATURES






          Pursuant to the requirements of Section 13 or l5() of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TWENTY SERVICES, INC.

                        By: /s/ Jack C. Bridges
                            -------------------
                            Jack C. Bridges
                            Executive Vice-President


Dated: April 9, 1998
       -------------



SIGNATURE                        CAPACITY                    DATE
---------                        --------                    ----

/s/ David J. Noble
__________________          Chairman and Director
David J. Noble              of Twenty Services, Inc         April 9, 1998
                            (the Registrant)                -------------
                            (Principal Executive
                                Officer)

/s/ A.J. Strickland, III
________________________    Vice-Chairman and
A.J. Strickland, III        Director of the
                            Registrant                      April 9, 1998
                                                            -------------

/s/ Mary C. Daniel
_____________________
Mary C. Daniel              Secretary/Treasurer             April 9, 1998
                                                            -------------