Form 10-Q
period 1998-03-31
TWENTY SERVICES INC
filed 1998-05-15
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1998    Commission File No. 0-8488
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


          Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or l5 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
          (2) has been subject to such filing requirements for the past ninety (90) days.

          YES     x                                   NO
               -------                                    -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

              Par Value $0.l0 per share     l,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX

Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
        March 3l, 1998 and December 3l, 1997                     3

     Condensed Statements of Operations
          Three Months ended March 31, 1998 and 1997             4

      Condensed Statements of Cash Flows
        Three Months Ended March 3l, 1998 and 1997               5

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                6

Other Information                                                7

Signatures                                                       8


                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS


                                          March 3l,       December 31,
                                            1998             1997
                                          ---------       ------------

Cash and temporary investments......      $   70,291        $   85,272
Marketable securities...............       2,179,351         2,122,716
Investment-American Equity
  Investment Life Holding Company...         986,189           986,189
Finance receivables, Net............          95,553           126,091
Note Receivable-Related Party.......          25,875            25,875
Property and equipment, Net.........          20,235            22,235
                                          ----------        ----------

Total assets                              $3,377,494        $3,368,378
                                          ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and
   accrued expenses....................   $   17,791        $   18,671
  Income taxes payable.................       26,008            26,008
                                          ----------        ----------
     Total Liabilities.................       43,799            44,679
                                          ----------        ----------


Stockholders' equity:
  Preferred stock, Cumulative $.l0
   par value...........................       50,5ll            50,5ll
  Common Stock, par value $.l0.........      l28,307           128,307
  Additional paid-in capital...........    l,960,007         l,960,007
  Retained earnings....................    l,209,872         l,199,245
  Net unrealized gain on
   available-for-sale securities.......       45,985            45,985
  Less investment in Twenty Services
   Holding, Inc........................      (60,000)          (60,000)
   Treasury Stock......................         (987)             (356)
                                          ----------        ----------
   Net stockholders' equity............    3,333,695         3,323,699
                                          ----------        ----------

Total liabilities and
   stockholders' equity................   $3,377,494        $3,368,378
                                          ==========        ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)



                                             Three Months Ending
                                                   March 3l,
                                              1998          1997
                                              ----          ----

Revenues                                 $   45,471     $   45,982

Expenses:
  General and Administrative                 33,843         30,643
                                         ----------     ----------

Gain (loss) from operations...               11,628         15,339

Other income:
  Gain (loss) on sale of
   property and investments...                3,000              -
                                         ----------     ----------

Income before income tax......               l4,628         l5,339

Provision for income taxes....                4,000          4,300
                                         ----------     ----------

Net income                               $   l0,628     $   11,039
                                         ==========     ==========



Weighted average number of
  common shares outstanding               l,283,068      1,283,068
                                         ==========     ==========

Earnings per share*                       $     .00      $      .00
                                         ==========     ==========

* After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                 Three Months Ended
                                                      March 3l,
                                                  1998         1997
                                                --------    ---------
Cash flows from operating activities:
  Interest and dividends received...........    $ 38,517    $ 42,223
  Rental income.............................       2,754       2,370
  Cash paid employees and suppliers.........     (33,843)    (32,753)
                                                --------    --------

       Net cash provided (used) by
           operating activities.............       7,428      11,840
                                                --------    --------


Cash flows from investing activities:
  Principal collected on loans..............      30,538      57,812
  Loans made to customers...................           -     (97,993)
  Purchase of securities....................     (53,240)          -
  Principal collected on held-to-maturity
   securities...............................         293         147
                                                --------    --------
  Net cash (used) by investing activities        (22,409)    (40,034)
                                                --------    --------


Net (decrease) in cash......................     (14,981)    (28,194)

Cash and temporary investments,
  beginning of period.......................      85,272      95,438
                                                --------    --------

Cash and temporary investments,
  end of period.............................    $ 70,291    $ 67,244
                                                ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the three months ended March 3l, 1998, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

      During the first quarter of 1998, the Registrant concentrated upon collecting its loans, including those considered in determining the allowance for loan losses.

                             RESULTS OF OPERATIONS
                             ---------------------

      The Registrant reported net income of $10,628 for the three months ended March 31, 1998 as compared to net income of $l1,039 for the corresponding 1997 period.

REVENUES
--------

      Revenues for the three months ended March 31, 1998 of $45,471 were comparable to $45,982 for the corresponding 1997 period.

EXPENSES
--------

      General and administrative expenses increased from $30,643 in 1997 to $33,843 for the corresponding 1998 period due primarily to recurring professional fees not being incurred until the second quarter of 1997.



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



Item l. - Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.   Other Information -

          On February 15, 1998 the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($.07) per share, payable March 31, 1998 to holders of record at March 15, 1998 of Series A-1980, Series A-1981,
          Series A-1982 and Series A-1985 preferred stock, which dividend relates to the yar ended December 31, 1997.
          On April 1, 1998, the dividend so declared was paid in the amount of approximately $32,500.

                             TWENTY SERVICES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)




May 6, 1998                                       By  /s/ Jack C. Bridges
-----------                                          ------------------------
Date                                                 Jack C. Bridges
                                                     Executive Vice-President