Form 10-Q
period 1998-06-30
TWENTY SERVICES INC
filed 1998-08-10
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1998                   Commission File No. 0-8488
                  -------------                                       ------



                             TWENTY SERVICES, INC.
                             ---------------------
            (Exact name of Registrant as specified in its Charter)

     ALABAMA                                                    63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

20 CROPWELL ROAD, PELL CITY, AL                                         35128
--------------------------------------------------------------------------------
(Address or principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (205) 884-7932
                                                                  --------------
FORMER ADDRESS:                           105 VULCAN ROAD, BIRMINGHAM, AL  35209
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

  YES   x                                                      NO
     ----------                                                    -----------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the period of this report.

       Par Value $0.l0 per share                    l,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX


Twenty Services, Inc. Financial Statements
                      (Unaudited)

      Condensed Balance Sheets
         June 30, 1998 and December 3l, 1997                    3


      Condensed Statements of Operations
         Three Months ended June 30, 1998 and 1997              4
         and Six Months ended June 30, 1998 and 1997

      Condensed Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997                5


Management's Discussion and Analysis of Financial Condition
         and Results of Operations                             6-7

Other Information                                               8

Signatures                                                      9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                    Assets

                                                  June 30,    December 31,
                                                    1998           1997
                                                    ----           ----
Cash and temporary investments                $   43,254       $   85,272
Marketable securities                          2,119,489        2,122,716
Investment-American Equity
  Investment Life Holding Company                986,189          986,189
Finance receivables, net                          89,992          126,091
Notes Receivable-Related Parties, net             25,875           25,875
Property and equipment, net                       20,235           22,235
                                              ----------       ----------

Total assets                                  $3,285,034       $3,368,378
                                              ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable, dividends
 and accrued expenses                         $   20,040       $   18,671
 Income taxes payable                             17,180           26,008
                                              ----------       ----------
    Total liabilities                             37,220           44,679
                                              ----------       ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                       50,511           50,5ll
 Common Stock, par value $.l0                    l28,307          l28,307
 Additional paid-in capital                    l,960,007        1,960,007
 Retained earnings                             l,179,028        l,199,245
 Net unrealized gain (loss) on
  available-for sale securities                   (9,039)          45,985
 Less investment in Twenty Services
 Holding, Inc.                                   (60,000)         (60,000)
 Treasury Stock                                   (l,000)            (356)
                                              ----------       ----------

    Net stockholders' equity                   3,247,814        3,323,699
                                              ----------       ----------

Total liabilities and
    stockholders' equity                      $3,285,034       $3,368,378
                                              ==========       ==========

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)


                               Three Months Ending      Six Months Ending
                                    June 30,                 June 30,
                               -------------------      -----------------
                                  1998       1997        1998       1997
                                  ----       ----        ----       ----
Revenues                        $46,025    $47,584     $91,496    $93,567

Expenses:
 General and
  Administrative                 39,011     53,891      72,854     84,534
                                -------    -------     -------    -------

Income (loss) from
 operations                       7,014     (6,307)     18,642      9,033


Other income:
 Gain (loss) on sale of
   property and investments           -     (1,500)      3,000     (l,500)
                                -------    -------     -------   --------

Income (loss) before
 income tax                       7,014     (7,807)     21,642      7,532

Provision for income taxes       (2,500)     2,500      (6,500)    (1,800)
                                -------    -------     -------    -------

Net income (loss)               $ 4,514    $(5,307)    $15,142    $ 5,732
                                =======    =======     =======    =======

Weighted average number of
 common shares outstanding    1,283,068  1,283,068   1,283,068  1,283,068
                             ========== ==========  ========== ==========

Earnings per share*
 Net income (loss)           $      .00 $     (.00) $      .00 $      .00
                             ========== ==========  ========== ==========


          * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                Six Months Ended
                                                    June 30,
                                                ----------------
                                                1998        1997
                                                ----        ----

Cash flows from operating activities:
     Interest and dividends received        $ 85,762    $ 78,569
     Rental income                             6,229       5,104
     Cash paid employees and suppliers       (71,485)    (83,738)
                                            --------    --------
       Net cash provided by (used by)
          operating activities                20,506         (65)
                                            --------    --------

Cash flows from investing activities:
     Principal collected on loans             36,099     193,028
     Loans made to customers                       -     (97,993)
     Purchase of securities                  (63,865)    (51,223)
     Proceeds from sale of assets
          and securities                           -     150,000
     Principal collected on held-to-maturity
          securities                             600       4,432
                                            --------    --------

       Net cash provided (used) by investing
          activities                         (27,166)    l98,244
                                            --------    --------

Cash flows from financing activities:
     Preferred stock dividends               (35,358)    (35,358)
                                            --------    --------

     Net cash used by financing activities   (35,358)    (35,358)
                                            --------    --------

Net increase (decrease) in cash              (42,018)    162,812

Cash and temporary investments,
     beginning of period                      85,272      95,438
                                            --------    --------

Cash and temporary investments,
     end of period                          $ 43,254    $258,250
                                            ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

  During the six months ended June 30, 1998, the Registrant's liquidity increased primarily as a result of collection of loans and other receivables offset by the payment of dividends on preferred stock. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

  During the second quarter of 1998, the Registrant concentrated upon collecting its loans, including those considered in determining the allowance for loan losses. In addition, the Registrant selected investments based on maximizing its return on those investments commensurate with the risk assumed.


                             RESULTS OF OPERATIONS
                             ---------------------

         COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED JUNE 30, 1998
                     WITH THE CORRESPONDING PERIOD OF 1997

  The Registrant reported a net income of $4,514 for the three (3) months ended June 30, 1998 as compared to a net loss of $5,307 for the corresponding 1997 period. The increase was primarily due to a decrease in general and administrative expenses of approximately $l5,000.

REVENUES
--------

  Revenues decreased from $47,584 for the three months ended June 30, 1997 to $46,025 for the corresponding 1998 period.



EXPENSES
--------

  General and administrative expenses decreased from $53,891 in 1997 to $39,011 for the corresponding 1998 period due primarily to a decrease in general overhead expenses.

             COMPARISON OF THE SIX (6) MONTHS PERIOD JUNE 30, 1998
                     WITH THE CORRESPONDING PERIOD OF 1997



REVENUES
--------

  During the six (6) months period ended June 30, 1998, revenues decreased by approximately $2,000, or 2% as compared to the corresponding period of 1997.

EXPENSES
--------

  During the six (6) months period ended June 30, 1998, expenses decreased by approximately $12,000 as compared to the corresponding period of 1997. Contributing to the decrease was a decrease in general overhead costs of approximately $l0,000.

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)




August 4, 1998                                   /s/ Jack C. Bridges
-------------------------                        -------------------------
Date                                             Jack C. Bridges
                                                 Executive Vice-President and
                                                 Treasurer