Form 10-Q
period 1998-09-30
TWENTY SERVICES INC
filed 1998-11-05
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30,1998    Commission File No. 0-8488
                  -----------------                        ------




                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)

             ALABAMA                                   63-0372577
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
   incorporation or organization)

20 CROPWELL DRIVE - SUITE 100, PELL CITY, AL           35125-0527
--------------------------------------------------------------------------------
 (Address or principal executive offices)              (Zip Code)


Registrant's telephone number, including area code                (205) 884-7932
                                                                  --------------



105 VULCAN ROAD, BIRMINGHAM, AL   35209
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

                             TWENTY SERVICES, INC.



                                     INDEX



Twenty Services, Inc. Financial Statements
                      (Unaudited)

     Condensed Balance Sheets
          September 30, 1998 and December 3l, 1997               3


     Condensed Statements of Operations
          Three Months ended September 30, 1998 and 1997
          and Nine Months ended September 30, 1998 and 1997      4

     Condensed Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997          5


Management's Discussion and Analysis of Financial Condition
        and Results of Operations                              6-7

Other Information                                                8


Signatures                                                       9

                             TWENTY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                     Assets

                                                     September 30,  December 31,
                                                         1998          1997
                                                         ----          ----

Cash and temporary investments                        $  819,830    $   85,272
Marketable Securities                                  l,266,657     2,122,716
Investment-American Equity
  Investment Life Holding Company                        986,189       986,189
Finance receivables, net                                  93,386       126,091
Notes Receivable-Related Parties, net                     25,875        25,875
Property and equipment, net                               18,235        22,235
                                                      ----------    ----------

Total assets                                          $3,210,172    $3,368,378
                                                      ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                $   20,582    $   18,671
 Income taxes payable (benefit)                          (12,820)       26,008
                                                      ----------    ----------
     Total liabilities                                     7,762        44,679
                                                      ----------    ----------

Stockholders' equity:
 Preferred stock, Cumulative, $.l0
  par value                                               50,511        50,5ll
 Common Stock, par value $.l0                            l28,307       l28,307
 Additional paid-in capital                            l,960,007     l,960,007
 Retained earnings                                     l,201,615     l,199,245
 Net unrealized gain (loss) on
  available-for sale securities                          (71,085)       45,985
 Less investment in Twenty Services
  Holding, Inc.                                          (60,000)      (60,000)
 Treasury Stock                                           (6,945)         (356)
                                                      ----------    ----------

    Net stockholders' equity                           3,202,410     3,323,699
                                                      ----------    ----------

Total Liabilities and
     Stockholders' Equity                             $3,210,172    $3,368,378
                                                      ==========    ==========

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                Three Months Ending     Nine Months Ending
                                   September 30,          September 30,
                                -------------------   ----------------------
                                   1998      1997         1998        1997
                                   ----      ----         ----        ----

Revenues                       $  41,537  $  50,021    $ 133,033   $ 143,588

Expenses:
 General and
  Administrative                  21,949     31,148       94,803     115,681
                               ---------  ---------    ---------   ---------
Income from
 operations                       19,588     18,873       38,230      27,907


Other income:
  Recovery of
   previously reserved
   Note receivable, net                -    110,000            -     110,000
  Gain (loss) on disposal
   of property
     and investments               2,998    (30,515)       5,998     (30,515)
                               ---------  ---------    ---------   ---------

Income before
 income tax                       22,586     98,358       44,228     107,392

Provision for income taxes                  (32,150)       6,500     (33,950)
                               ---------  ---------    ---------   ---------

Net income                        22,586     66,208       37,728      73,442
                               =========  =========    =========   =========

Weighted average number of
 common shares outstanding     1,283,068  1,283,068    1,283,068   1,283,068
                               =========  =========    =========   =========

Earnings per share*
 Net income                    $     .00  $     .02    $     .00   $     .02
                               =========  =========    =========   =========


     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,ll0 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                 Nine Months Ended
                                                   September 30,
                                                --------------------
                                                   1998       1997
                                                   ----       ----

Cash flows from operating activities:
     Interest and dividends received            $ 121,931  $ 114,211
     Rental income                                  6,918      9,483
     Cash paid employees and suppliers            (91,327)  (l00,009)
                                                ---------  ---------
       Net cash provided by
          operating activities                     37,522     23,685
                                                ---------  ---------

Cash flows from investing activities:
     Principal collected on loans                  39,705    439,340
     Loans made to customers                       (7,000)   (97,993)
     Purchase of securities                      (159,293)  (374,489)
     Proceeds from sale of assets
          and securities                          855,632    324,518
     Principal collected on held-to-maturity
          securities                                3,530      4,595
                                                ---------  ---------
       Net cash provided by
        investing activities                      732,574    295,971
                                                ---------  ---------

Cash flows from financing activities:
     Preferred stock dividends                    (35,538)   (35,358)
                                                ---------  ---------

     Net cash used by financing activities        (35,538)   (35,358)
                                                ---------  ---------

Net increase in cash                              734,558    284,298

Cash and temporary investments,
     beginning of period                           85,272     95,438
                                                ---------  ---------

Cash and temporary investments,
     end of period                              $ 819,830  $ 379,736
                                                =========  =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the nine months ended September 30, 1998, the Registrant's liquidity decreased primarily as a result of the loss in market value of marketable securities. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities will continue to generate net cash flows, that its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

     During the third quarter of 1998, the Registrant concentrated upon the reappraisal of its investments and made selected sales and purchases based on maximizing its returns on those investments commensurate with the risk assumed.


                             RESULTS OF OPERATIONS
                             ---------------------

       COMPARISON OF THE THREE (3) MONTHS PERIOD ENDED SEPTEMBER 30, 1998
                   WITH THE CORRESPONDING PERIOD OF 1997

     The Registrant reported net income of $22,586 for the three (3) months ended September 30, 1998 as compared to net income of $66,208 for the corresponding 1997 period. The decrease was due to the recovery of a previously reserved note receivable of $l10,000, net, less a loss of $30,515 on the disposal of various property and other assets in 1997.

EXPENSES
--------

     General and administrative expenses decreased by $9,199 for the period ended September 30, 1998 versus 1997, due primarily to the reduction in certain expenses.


          COMPARISON OF THE NINE (9) MONTHS PERIOD SEPTEMBER 30, 1998
                    WITH THE CORRESPONDING PERIOD OF 1997


REVENUES
--------

     During the nine (9) months period ended September 30, 1998, revenues decreased by approximately $10,500, or 7% as compared to the corresponding period of 1997. This is primarily due to a change in the mix of marketable securities and return thereon.

     The nine (9) months period ended September 30, 1997 included a net gain on recovery of a previously reserved note receivable in the amount of $110,000 less net losses of $30,515 on the disposal of various property and other assets. The corresponding period for 1998 included a gain on sale of marketable securities in the amount of $6,998.

EXPENSES
--------

     During the nine (9) months period ended September 30, 1998, expenses decreased by approximately $21,000, or 18% as compared to the corresponding period of 1997. This decrease is the result of a program of reducing costs.

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)



October 28, 1998                             Jack C. Bridges
------------------                     -----------------------------
Date                                         Jack C. Bridges
                                         Executive Vice-President