Form 10-K
period 1998-12-31
TWENTY SERVICES INC
filed 1999-03-30
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-8488

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                              TWENTY SERVICES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF Registrant AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

      ALABAMA                                          63-0372577
      -------                                          ----------
(State or other jurisdiction                         (I.R.S. Employer
                ------------                        Identification No.)
of incorporation or organization)
         20 Cropwell Road
         Pell City, Alabama                          35128

Registrant's telephone number, including area code (205) 884-7932
Securities registered pursuant to Section l2(g) of the Act:

                                  Common Stock
                         7% Cumulative Preferred Stock*
                                (Title of Class)
                                ----------------

Indicate by checkmark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (l2) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
        YES [X]                                             NO [ ]
As of December 31, 1998, the Registrant had issued and outstanding l,283,068 shares of common stock, par value of $0.l0 per share, and as of December 31, 1998, the aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,930,000.

                    Documents incorporated by reference: None

-------------------------------------------------------------

*     Includes 7% Cumulative Series A-1980 Preferred Stock,
      7% Cumulative Series A-198l Preferred Stock, 7% Cumulative
      Series A-1982 Preferred Stock, and 7% Cumulative Series
      A-1985 Preferred Stock.

1.   BUSINESS.

     (a) General Development of Business. Since its inception in 1955, Twenty Services, Inc. (hereinafter sometimes referred to as the "Registrant" or "Company"), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. ("Holding"), the owner of approximately 56% of the Registrant's outstanding common stock, acquired an interest in the Common Stock of the Statesman Group, Inc., An insurance holding Company based in Des Moines, Iowa ("Statesman"). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa ("American Equity"). As of the date of this annual report on form 10-K the Registrant owns 79,000 shares of common stock of American Equity.

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

     (c)  Narrative Description of Business.

          General Finance Business. As stated above, the Registrant historically has engaged in the general finance business which has consisted of (i) extending credit to finance various real estate projects, including the purchase of single-family dwellings and commercial real estate, and to finance home improvements (the "Real Estate Loans"), and (ii) extending credit for business and miscellaneous purposes (the "Business and Miscellaneous Loans").

     Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans       1998        1997        1996        1995        1994
                  --------    --------    --------    --------    --------

Real Estate       $ 46,836    $ 78,759    $124,401    $193,429    $198,854

Business and
Miscellaneous       72,295      62,332     153,150     118,396     148,640
                  --------    --------    --------    --------    --------

Total:            $119,131    $141,091    $277,551    $311,825    $347,494


Of the Registrant's aggregate loan portfolio as of December 31, 1998, approximately 39% was secured by mortgages on real estate and approximately 30% was unsecured.

     Interest Income. The following tabulation sets forth certain information respecting the Registrant's net interest income for each of the years indicated:

                             1998           1997           1996
                           --------       --------       --------

Interest Income            $ 32,270       $ 82,138       $ 82,903

Net Interest Income        $ 32,270       $ 82,138       $ 82,903

     The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

     Other Business Activities. As described above, the Registrant's stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996, 1997 and 1998 American Equity obtained additional equity financing from other investors which reduced the Company's interest therein to 1.7%.

     Competition. With respect to the general finance business, the Registrant is in direct competition with banks and other finance companies located within and without the State of Alabama. Many of these firms are substantially larger than the Registrant, have more capital available for lending activities, pursue more actively new loan activity and enjoy a distinct competitive advantage over the Registrant.

     Employees. During 1998 and 1997, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

     At March 15, 1999, The Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

     The Registrant considers its relationship with its employees to be good.

     Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on June 12, 1998. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

     The Registrant is not subject in any material way to regulations relating to the discharge of materials into the environment.

Other Matters. The Registrant's business is not seasonal.
-------------

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

Financial Information Regarding Foreign and Domestic operations and export sales.

     All of the Registrant's business activities have been conducted within the southeastern portion of the United States.

2.   PROPERTIES.

          The Registrant maintains its principal executive office in an office facility located in Pell City, Alabama for which it pays aggregate annual rentals of $7,200. The Registrant believes its office facilities are adequate for its present needs.

     The Registrant maintains its accounting records on a personal computer which is in compliance with the Y2K.

3.   LEGAL PROCEEDINGS.

          As of the date of this annual report on Form 10-K, the Registrant is not a party of any legal proceedings.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the quarter ended December 31, 1998, no matter was submitted to a vote of the security holders of the Registrant.

                                    PART II

5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

          (a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant, although the Common Stock is quoted from time to time in certain interdealer quotations by brokers. Except for such transactions and sales in privately negotiated transactions among stockholders, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

          (b) Holder of Records. As of December 31, 1998 there were 1,926 holders of record of the outstanding Common Stock of the Registrant, and 1,064 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

          (c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 1998, the Registrant reflected earned surplus of $1,443,125 and reflected capital surplus of $2,030,733.

          As of December 3l, 1998, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such preferred stock issued in 1980, 198l, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 Per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 1998 and 1997, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

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

     SELECTED FINANCIAL DATA
     The following tabulation sets forth certain financial information respecting the Registrant

                       1998           1997           1996             1995             1994
                       ----           ----           ----             ----             ----
Revenues         $  167,074       $ 197,149       $  182,303       $  234,686       $  118,337
                 ==============   =============   ==============   =============    ============

Net Income
 (Loss)          $  279,237       $  64,656       $ ( 57,242)      $   70,513       $1,777,270
                 ==============   =============   ==============   =============    ============

Earnings
(Loss) Per
Common Share:
Net Income
(Loss)           $      .19       $     .02       $     (.07)      $      .03       $     1.36
                 ==============   =============   ==============   =============    =============
Total
 Assets          $3,617,935       $3,368,378      $3,110,572       $3,210,614       $3,134,191
                 ==============   =============   ==============   =============    =============

Dividends
 Declared:

Common
 Stock           $        0       $        0               0       $        0       $        0
                 --------------   -------------   --------------   --------------   -------------

Preferred
Stock            $   35,357(1)    $   35,357(2)   $   35,357(3)    $   35,357(4)    $   35,357(5)
                 ==============   =============   ==============   =============    =============

Total            $   35,357       $   35,357      $   35,357       $   35,357       $   35,357
                 ==============   =============   ==============   =============    =============

Book Value
 Per Common
 Share Out-
 Standing        $     2.28       $     2.20      $     1.98       $     1.96       $      .64
                 ==============   =============   ==============   =============    =============

-------------------
1    Reflects dividend respecting Preferred Stock declared on February 27, 1999.

2    Reflects dividend respecting Preferred Stock declared on February 10, 1998.

3    Reflects dividend respecting Preferred Stock declared on February 15, 1997.

4    Reflects dividend respecting Preferred Stock declared on February 4, 1996.

5    Reflects dividend respecting Preferred Stock declared on February 15, 1995.

     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Liquidity and Capital Resources. During 1998, the Registrant's liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

          The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

          Results of Operations. The Registrant reported net income of $279,237 in 1998 as compared to net income of $64,656 in 1997. The increase was due primarily to the receipt of a contingent payment from the prior sale of Statesman Group stock in the amount of $332,834. General and administrative expenses decreased from $161,673 in 1997 to $149,211 in 1998 due primarily to a decrease in professional services.

          Impact of Inflation. Inflation has an impact upon the Registrant's financial position. Inflationary pressures generally increase the cost of borrowed funds to the Registrant, rendering it less economic for the Registrant to borrow money for re-lending purposes.

     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements of the Registrant are set forth at page F-3 through F-20 hereof and are incorporated herein by reference.

     9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There has been no disagreement between the Registrant and its independent certified public accountants respecting any matter of disclosure, during the past twenty-four (24) months.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of March 15, 1999.

                                         Material Occupations
Names and Positions                      and Positions During
with the Registrant            AGE       the last five (5) years
-------------------            ---       -----------------------

David J. Noble                 66         Chairman of the Board of
Chairman of the Board                     Directors, Twenty Services, Inc.
                                          Birmingham, Alabama
                                          (finance business),
                                          since 1980 And 1979
                                          respectively;
                                          Chairman of the Board
                                          of Directors, Treasurer
                                          and Director, Twenty
                                          Services Holding, Inc.
                                          Birmingham, Alabama
                                          (holding company) since
                                          1979; Chairman of the
                                          Board of Directors and
                                          President of American
                                          Equity Investment Life
                                          Holding Company since
                                          1995.

Dr. A. J. Strickland, III         55      Director and Vice-
Vice-Chairman of the Board                Chairman of The Board Of
                                          Directors of Twenty
                                          Services, Inc.,
                                          Birmingham, Alabama
                                          (general finance
                                          business), since 1977;
                                          Director, Twenty
                                          Services Holding, Inc.,
                                          Birmingham, Alabama
                                          (holding company),
                                          since 1970;
                                          Professor of Strategic Management
                                          School of Commerce,
                                          University of Alabama,
                                          Tuscaloosa, Alabama
                                          since 1980;

NAME & POSITION                           Material Occupations & Positions
WITH THE REGISTRANT               AGE     During the Last Five (5) Years
-------------------               ---     --------------------------------
Dr. A.J. Strickland, III          55      Director, American
                                          Equity Investment Life
                                          Holding Company,
                                          Des Moines, Iowa,
                                          since 1995.

Jack C. Bridges                   71      Executive Vice-President,
                                          Twenty Services, Inc. since
                                          April 1997.


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

11.  EXECUTIVE COMPENSATION

               Current Remuneration. During 1998 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 1998.

                                                        Salaries,
                                                        fees,
                                                        directors' or
Name of individuals                                     fees,
number of persons                 Capacities            commission
in group                          which served          and bonuses
--------                          ------------          -----------
All directors and                 Directors and         $37,600
officers as a group               Officers
(three (3) persons)

          REMUNERATION IN THE FUTURE. As of December 31, 1998, no officer or directors of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

          Directors' Remuneration. All directors of the Registrant receive $200, plus expenses, for each meeting of the Board of Directors and each meeting of any committee of the Board of Directors which they attend (except the Executive Committee of the Board of Directors). Members of the Executive Committee receive compensation of $300 per month.

          Options, Warrants, or Rights. The Registrant does not maintain any plan pursuant to which persons are entitled to acquire any equity securities of the Registrant.

          Termination of Employment. Except as otherwise described in Item 11 of this annual report on Form 10-K, there are no plans or arrangements relating to payments to be made to any officer, or director of the Registrant, which resulted or will result from any person's resignation, retirement, or termination or employment with the Registrant.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) Security Ownership of Certain Beneficial Owners.

          As of the date of this annual report on Form 10-K, the only person who owns of record and directly more than 5% of the Registrant's outstanding voting securities is Twenty Services Holding, Inc., A Delaware corporation, whose principal business address is 20 Cropwell Drive, Suite 100, Pell City, Alabama. As of such date, Twenty Services Holding, Inc. and an affiliate of holding own 725,267 shares of Common Stock of the Registrant and approximately 57% of the combined outstanding shares of Common Stock and Series A-Preferred Stock of the Registrant. Except as otherwise required by Alabama law and except for certain rights accorded by the Registrant's Certificate of Incorporation in the event that dividends respecting the Series A-Preferred stock are not paid the holders of the Series A-Preferred Stock are entitled to vote respecting matters coming before any meeting of the stockholders of the Registrant.

          By virtue of his ownership of Common Stock of Twenty Services Holding, Inc., Mr. David J. Noble, the Chairman of the Board or Directors of the Registrant, owns indirectly and beneficially approximately 63% of the outstanding Common Stock of the Registrant.

          (b) Security Ownership of Management. The following tabulation sets forth certain information regarding the shares of equity securities of the Registrant.

                                      Approximate Amount      Percent
Title of         Name of              And Nature of           of
Class            Beneficial Owner     Beneficial Owner        Class

Common Stock     David J. Noble       653,207 Indirect(l)     50.90%

Common Stock     A.J. Strickland, III  48,204 Indirect(l)      3.76%

--------------
(1) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of March 15, 1998, excluding 6,000 shares of Common Stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.
--------------

          As of March 15, 1999, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 718,069 shares of common stock of the Registrant, or approximately 55% of the outstanding common stock of the Registrant as of such date.

          (c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          There were no transactions during 1998 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(l)-(a)(2) - Financial Statements and Financial Statement Schedules. The financial statements and the financial statement schedules required to be filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules, and are set forth at the pages shown in such index.

          (a)(d) - Exhibits. The Certificate of Incorporation of the Registrant, as amended, the By Law of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant's Annual Report on Form 10-K for the years ended December 3l, 1980, December 3l, 1981, December 3l, 1982 and 1985, and the Registrant's report on Form 8-K dated as of April 10 1984, are incorporated by reference.

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the year.

                              TWENTY SERVICES, INC.

                              Financial Statements
                                       and
                          Financial Statement Schedule

                               For the Years Ended

                        December 31, 1998, 1997, and 1996

                              TWENTY SERVICES, INC.

         Index to Financial Statements and Financial Statement Schedule

                        December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------


Index to Financial Statements and Financial Statement Schedule......        F-1

Independent Auditors' Report........................................        F-2

Balance Sheets......................................................        F-3

Statements of Operations............................................        F-4

Statements of Comprehensive Income..................................        F-5

Statements of Cash Flows............................................  F-6 & F-7

Statements of Changes in Stockholders' Equity.......................        F-8

Notes to Financial Statements.......................................  F-9 - F-18

Financial Statement Schedule:

   Schedule I - Marketable Securities - Other Investments........... F-19 & F-20

-------------------------------------------------------------------------------

                          Independent Auditors' Report
                          ----------------------------

The Shareholders and
the Board of Directors
Twenty Services, Inc.

We have audited the financial statements and the financial statement schedule of Twenty Services, Inc. (the Company) at December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.
Birmingham, Alabama


/s/Borland, Benefield, Crawford & Webster P.C.

March 3, 1999

                              TWENTY SERVICES, INC.
                              ---------------------
                                 Balance Sheets
-------------------------------------------------------------------------------

                                                                           December 31,
                                                                      1998            1997
                                                                      -----           -----

                                      Assets

Cash and Temporary Investments................................. $   85,653      $   85,272
Accounts Receivable............................................      1,488               0
Marketable Securities..........................................  2,276,983       2,122,716
Finance Receivables, Net.......................................    104,131         126,091
Notes Receivable - Related Parties, Net........................          0          25,875
Investment - American Equity Investment Life Holding
 Company.......................................................  1,137,445         986,189
Property and Equipment, Net....................................     12,235          22,235
                                                                -----------     -----------

Total Assets................................................... $3,617,935      $3,368,378
                                                                ===========     ===========


                      Liabilities and Stockholders' Equity

Liabilities:
   Accounts Payable and Accrued Expenses....................... $   15,081      $   18,671
   Deferred Income Taxes.......................................     66,682          26,008
   Income Taxes Payable........................................     55,713               0
                                                                -----------     -----------
       Total Liabilities.......................................    137,476          44,679
                                                                -----------     -----------

Stockholders' Equity:

   Preferred Stock, Cumulative Nonvoting, Par Value
     $.10; 2,500,000 Shares Authorized; 505,110 Shares
     Issued and Outstanding (Involuntary Liquidation
     Value $530,366)...........................................      50,511         50,511
   Common Stock, Par Value $.10; 2,500,000 Shares
     Authorized, 1,283,068 Shares Issued and Outstanding.......     128,307        128,307
   Additional Paid-In Capital..................................   2,030,733      1,960,007
   Retained Earnings...........................................   1,443,125      1,199,245
   Net Unrealized Gain (Loss) on Available-for-Sale
    Securities, Net of $50,378 and $15,328 Deferred

   Income Taxes in 1998 and 1997, Respectively................     (105,148)        45,985
   Less: Investment in Twenty Services Holding, Inc............     (60,000)       (60,000)
   Preferred Treasury Stock....................................        (547)          (356)
   Common Treasury Stock.......................................      (6,522)             0
                                                                ------------    -----------
       Net Stockholders' Equity................................   3,480,459      3,323,699
                                                                ------------    -----------

Total Liabilities and Stockholders' Equity..................... $ 3,617,935     $3,368,378
                                                                ============    ===========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              TWENTY SERVICES, INC.
                              ---------------------

                            Statements of Operations

-------------------------------------------------------------------------------

                                                               For the Years Ended
                                                                   December 31,

                                                     1998           1997             1996
                                                     ----           ----             ----

Revenues:

   Interest..................................... $   32,270    $   82,138     $    82,903
   Lease........................................      9,651        12,217           9,289
   Dividends....................................    124,391        97,848          90,111
   Other........................................        762         4,946               0
                                                 ------------- -------------  ---------------

       Total Revenues...........................    167,074       197,149         182,303
                                                 ------------- -------------  ---------------

Expenses:

   General and Administrative...................    149,211       161,673         138,019
   Depreciation.................................     10,000        10,667           7,268
   Provision for Doubtful Notes Receivable......          0        24,795         140,500
                                                 ------------- -------------  ---------------

       Total Expenses...........................    159,211       197,135         285,787
                                                 ------------- -------------  --------------

Gain (Loss) from Operations.....................      7,863            14        (103,484)
                                                 ------------- -------------  ---------------

Other Income (Loss):
   Gain (Loss) on Sale of Marketable
    Securities..................................      1,775       (10,222)         21,142
   Gain (Loss) on Sale of Property..............      3,000       (18,612)              0
   Provision for Equity in Gain (Loss) of
    American Equity.............................      4,200       (52,755)        (76,300)
   Provision for Recovery of Bad Debts..........          0       140,500               0
   Contingent Payment Rights From
    Statesman Group Stock.......................    332,834             0               0
                                                 ------------- -------------  ---------------

       Total Other Income (Loss)................    341,809        58,911         (55,158)
                                                 ------------- -------------  ---------------

Income (Loss) Before Income Taxes...............    349,672        58,925        (158,642)

Provision for Income Taxes......................    (70,435)        5,731         101,400
                                                 ------------- -------------  ---------------

Net Income (Loss)............................... $  279,237    $   64,656     $   (57,242)
                                                 ============= =============  ===============

Income (Loss) Per Common Share.................. $      .19    $      .02     $      (.07)
                                                 ============= =============  ===============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              TWENTY SERVICES, INC.
                              ---------------------

                       Statements of Comprehensive Income
-------------------------------------------------------------------------------


                                                             For the Years Ended
                                                                 December 31,
                                                      1998          1997           1996
                                                      ----          ----           ----

Net Income (Loss)............................... $   279,237   $    64,656    $   (57,242)

Other Comprehensive Income, Net of Tax -
   Unrealized Gain (Loss) on Securities.........    (105,148)       45,985         60,523
                                                 ------------  -----------    -----------
Comprehensive Income............................ $   174,089   $   110,641    $     3,281
                                                 ============  ===========    ===========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               TWENTY SERVICES, INC.
                               ---------------------

                            Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                                For the Years Ended
                                                                                   December 31,

                                                                    1998             1997               1996
                                                                    ----             ----               ----
Cash Flows From Operating Activities:
   Interest and Dividends Received........................... $     163,504    $      178,478     $      156,069
   Lease Income..............................................         9,651            12,217              9,289
   Other Income..............................................           762             4,946                  0
   Cash Paid to Suppliers and Employees......................      (154,288)         (163,161)          (136,713)
   Income Tax Refunds Received (Paid)........................             0            47,451                  0
                                                              --------------    --------------    ---------------

Net Cash Flows From Operating Activities.....................        19,629            79,931             28,645
                                                              --------------    --------------    ---------------

Cash Flows From Investing Activities:
   Principal Collected on Loans..............................        13,060           178,959            159,408
   Loans Made to Customers...................................       (16,100)          (56,300)           (22,566)
   Loans Made to Related Parties.............................             0            (3,608)          (398,648)
   Principal Collected on Loans - Related Parties............        25,875           381,381                  0
   Principal Collected on Held-to-Maturity Securities                 6,348           300,000                  0
   Proceeds from Sale of Available-for-Sale Securities              905,631           574,518            191,578
   Purchases of Available-for-Sale Securities................    (1,272,826)       (1,429,690)          (254,503)
   Initial Investment in American Equity Collection
    of Account Receivable from American Equity
    Investment Life Holding Company..........................             0                 0            410,000
   Purchases of Property and Equipment.......................             0                 0            (24,498)
   Contingent Payment Right From Statesman
    Group Stock..............................................       332,834                 0                  0
   Proceeds From the Sale of Repossessed Property............        28,000                 0                  0
                                                              --------------    --------------    ---------------

Net Cash Flows From Investing Activities.....................        22,822           (54,740)            60,771
                                                              --------------    --------------    ---------------

Cash Flows From Financing Activities:
   Preferred Stock Dividends Paid............................       (35,357)          (35,357)           (35,357)
   Purchase of Treasury Stock................................        (6,713)                0                  0
                                                              --------------    --------------    ---------------

Net Cash Flows From Financial Activities.....................       (42,070)          (35,357)           (35,357)
                                                              --------------    --------------    ---------------

Net Increase (Decrease) in Cash..............................           381           (10,166)            54,059

Cash and Temporary Investments - Beginning of Year...........        85,272            95,438             41,379
                                                              --------------    --------------    ---------------

Cash and Temporary Investments - End of Year................. $      85,653    $       85,272     $       95,438
                                                              ==============    ==============    ===============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

TWENTY SERVICES, INC. AND SUBSIDIARY
------------------------------------

Statements of Cash Flows (Continued)
-------------------------------------------------------------------------------

                                                                           For the Years Ended
                                                                              December 31,

                                                                  1998           1997             1996
                                                                  ----           ----             ----
Reconciliation of Net Income to Net Cash From
 Operating Activities:

   Net Income (Loss).........................................  $  279,237     $  64,656     $  (57,242)
   Adjustments to Reconcile Net Income to Net Cash
    From Operating Activities:
       Contingent Payment From Statesman Group
        Stock................................................    (332,834)            0              0
       Purchased Interest....................................       6,843             0              0
       Depreciation and Amortization.........................      10,000        10,667          7,268
       Recovery of Bad Debt..................................           0      (140,500)             0
       Provision for Doubtful Notes Receivable...............           0        24,795        140,500
       Provision for Equity in (Gain) Loss of American
        Equity...............................................      (4,200)       52,755         76,300
       Provision for Recovery of Prior Year Income
        Taxes................................................           0        43,000        (43,000)
       Provision for Deferred Income Tax Benefits............      14,723        (5,731)       (64,900)
       (Gain) Loss on Sale of Marketable Securities..........      (1,775)       10,222        (21,142)
       (Gain) Loss on Sale of Property.......................      (3,000)       18,612              0
       Amortization of Bond Premium and Discount,
        Net..................................................           0             0            826
       (Increase) Decrease in Accrued Investment
         Interest............................................           0         5,051        (18,039)
       (Increase) Decrease in Prepaid Income Taxes...........           0         4,500           (500)
       (Increase) Decrease in Other Receivables..............      (1,488)      (14,135)             0
       Increase (Decrease) in Accounts Payable and
        Accrued Liabilities..................................      (3,590)        6,039          8,574
       Increase (Decrease) in Income Taxes Payable                 55,713             0              0
                                                               -----------    ----------    -----------

Net Cash From Operating Activities...........................  $   19,629     $  79,931     $   28,645
                                                               ===========    ==========    ===========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              TWENTY SERVICES, INC.

                              ---------------------
                  Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

                                                                                           Investment
                                                                                           in Twenty
                                                   Additional Retained                   Services    Preferred  Common
                             Preferred    Common    Paid-In   Earnings     Comprehensive  Holding,   Treasury  Treasury
                             Stock $.10 Stock $.10  Capital   (Deficit)       Income        Inc.      Stock      Stock     Total
                             ---------- ---------- -------    ---------     ------------ ----------  --------- --------    -----

Balance - December 31,
 1995.................... $ 50,511      $  128,307 $ 1,716,074 $1,262,545  $  70,540     $ (60,000)  $   0     $     0  $3,167,977

Net Loss.................                                         (57,242)                                                 (57,242)

Dividends on Preferred
 Stock, ($.07 Per Share).                                         (35,357)                                                 (35,357)

Change in Unrealized
 Gain (Loss) on
 Available-for-Sale
 Securities, Net of
 Deferred Income
 Taxes of $25,000........                                                    (10,017)                                      (10,017)
                          --------      ---------- ---------- ------------  ----------   ---------   -------   -------  ------------


Balance - December 31,
 1996....................   50,511         128,307  1,716,074   1,169,946      60,523      (60,000)       0          0   3,065,361

Net Income...............                                          64,656                                                   64,656

Purchase of Treasury
 Stock...................                                                                              (356)                  (356)

Dividend on Preferred
 Stock ($.07 Per Share)..                                         (35,357)                                                 (35,357)

Change in Unrealized
 (Loss) on Available-for-
 Sale Securities, Net of
 Deferred Income Tax of
 $15,328.................                                                     (14,538)                                     (14,538)

Share of Increase of
 American Equity Capital,
 Net of Deferred Income
 Tax of $81,311..........                             243,933                                                              243,933
                          --------      ---------- ---------- ------------ -----------   ---------   -------   -------  -----------

Balance, December 31,
 1997....................   50,511         128,307  1,960,007   1,199,245      45,985     (60,000)     (356)         0    3,323,699

Net Income...............                                         279,237                                                   279,237

Purchase of Treasury
 Stock...................                                                                              (191)    (6,522)      (6,713)


Dividend on Preferred
 Stock ($.07 Per Share)                                           (35,357)                                                  (35,357)


Change in Unrealized
 Loss on Available-for-
 Sale Securities, Net
 of Deferred Income
 Tax of $50,378..........                                                    (151,133)                                     (151,133)


Share of Increase of
 American Equity
 Capital, Net of Deferred
 Income Tax of $76,330...                                          70,726                                                    70,726
                          ---------     ---------  ----------- ----------- -----------   ---------   -------   -------  -----------

Balance at December 31,
 1998.................... $ 50,511      $ 128,307  $ 2,030,733 $1,443,125  $ (105,148)   $(60,000)   $ (547)   $(6,522) $ 3,480,459
                          ========      =========  =========== =========== ===========   =========   =======    =======  ===========


-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              TWENTY SERVICES, INC.
                              ---------------------
                          Notes to Financial Statements

              For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------


Note 1 -   Accounting Policies

           Income Recognition - Interest income from finance receivables is
           ------------------
           recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

           Estimates - The preparation of financial statements in conformity
           ---------
           with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Credit Losses - Provisions for credit losses are charged to income
           -------------
           in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all receivables which are charged off when they are deemed uncollectible.

           Cash Equivalents - Holdings of highly liquid investments with
           ----------------
           original maturities of three months or less and investments in money market funds are considered to be cash equivalents.

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

           . Securities Available-for-Sale. Bonds, notes and certain preferred stocks not classified

-------------------------------------------------------------------------------
              as held-to-maturity and common stocks are report at fair value.

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------


Note 1 -   Accounting Policies (Continued)

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

           Investment - American Equity Investment Life Holding Company - This
           -----------------------------------------------------------
           investment is accounted for on the "Equity Basis."

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

           Depreciation is provided primarily by the straight-line method over the estimated useful lives of the depreciable assets, which is five years.

           Income Taxes - Deferred income taxes are recognized for the effects
           ------------
           of temporary differences between financial statement and tax reporting.

           Earnings Per Common Share - Earnings per common share are determined
           -------------------------
           by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 1998, 1997, and 1996 was 1,283,068.

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

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

Note 3 -   Fair Values of Financial Instruments

           Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following sets forth a comparison of fair values and carrying values of the Company's financial instruments subject to the provisions of SFAS No. 107.


                                                 1998                     1997
                                     -------------------------   ------------------------
                                     Carrying           Fair     Carrying           Fair
                                       Value            Value    Value             Value
                                     --------           ------   --------          ------
Cash and Temporary
 Investments.....................    $    85,653   $    85,653   $    85,272   $    85,272
Marketable Securities............      2,276,983     2,276,983     2,122,716     2,122,716
Finance Receivables, Net.........        104,131       104,131       126,091       126,091
Notes Receivable - Related
 Parties.........................              0             0        25,875        25,875

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

           . The investment in American Equity Investment Life Holding Company is not valued

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

           since it is a relatively new company and the shares are not traded.

Note 4 -   Marketable Securities

           The amortized cost and aggregate fair values of investments in securities are as follows:


                                                               Gross       Gross
                                               Amortized     Unrealized  Unrealized      Fair
                                                 Cost          Gains      Losses        Value
                                                 ----          -----      ------        -----
December 31, 1998:
-----------------
Available-for-Sale Securities:
   Equity Securities......................... $1,566,073     $  37,591   $  115,500   $1,488,164
   Debt Securities...........................    844,379            30       62,321      782,088
                                              ----------     ---------   ----------   ----------
             Total Available-for-Sale
              Securities..................... $2,410,452     $  37,621   $  177,821   $2,270,252
                                              ==========     =========   ==========   ==========

Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies................ $    6,731     $       0   $       0   $    6,731
                                              ==========     =========   =========   ==========

December 31, 1997:
-----------------
Available-for-Sale Securities:

   Equity Securities......................... $1,859,685     $  92,913    $ 28,417   $1,924,181
   Debt Securities...........................    188,639             0       3,183      185,456
                                              ----------     ---------    -------   -----------
             Total Available-for-Sale
              Securities..................... $2,048,324     $  92,913    $ 31,600   $2,109,637
                                              ==========     =========    ========   ==========

Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies................ $   13,079     $       0    $      0   $   13,079
                                              ==========     =========    ========   ==========

           The amortized cost and aggregate fair value of debt securities at December 31, 1998, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 4 -   Marketable Securities (Continued)


                                       Available-For-Sale            Held-to-Maturity
                                     -----------------------    ------------------------
                                     Amortized      Market       Amortized      Market
                                       Cost         Value          Cost         Value
                                     ----------   ----------    ---------     ----------

           Corporate Due in:
             1-5 Years............   $  228,777   $  217,338    $       0     $        0
             6-10 Years...........      360,518      318,250            0              0
             After 10 Years.......      255,084      246,500            0              0
                                     ----------   ----------    ---------     ----------
                                        844,379      782,088            0              0

           U.S. Government
           Corporations and
           Agencies Due in -
             After 10 Years.......            0            0        6,731          6,731
                                     ----------   ----------    ---------     ----------

           Total...................  $  844,379   $  782,088    $   6,731     $    6,731
                                     ==========   ==========    =========     ==========


           Proceeds from the sale of available-for-sale securities were $905,631 for the year ended December 31, 1998. Gross gains of $1,775 were realized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 1998.

           Proceeds from the sale of available-for-sale securities were $574,518 for the year ended December 31, 1997. Gross gains of $800 were realized on these sales. Proceeds from the sale of held-to-maturity securities were $300,000 for the year ended December 31, 1997. Gross losses of $1,098 were realized. Held-to-maturity securities were sold prior to maturity because they were called.

           Proceeds from the sale of available-for-sale securities were $191,578 for the year ended December 31, 1996. Gross gains of $21,142 were realized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 1996.

--------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 5 -   Finance Receivables and Allowance for Credit Losses

           Finance receivables consisted of the following at December 31:

                                                      1998           1997
                                                      ----           ----

           Real Estate.......................... $      46,836   $     78,759
           Business and Other...................        72,295         62,332
                                                 -------------   ------------

           Total Finance Receivables............       119,131        141,091
           Less Allowance for Credit Losses.....        15,000         15,000
                                                 -------------   ------------

           Finance Receivables, Net............. $     104,131   $    126,091
                                                 =============   ============

           At December 31, 1998, contractual maturities of finance receivables were as follows:

                        1999       2000      2001      2002       2003        After     Total
                      --------   --------  --------  --------   --------    --------   --------

Real Estate.........  $  3,556   $  3,848  $  4,164  $  4,506   $  2,270    $ 28,492   $ 46,836
Business and
 Other..............    18,836     42,077     8,102     1,502      1,635         143     72,295
                      --------   --------  --------  --------   --------    --------   --------

Totals..............  $ 22,392   $ 45,925  $ 12,266  $  6,008   $  3,905    $ 28,635   $119,131
                      ========   ========  ========  ========   ========    ========   ========

           Changes in the allowance for credit losses on finance receivables for the years ended December 31, 1998, 1997, and 1996 are as follows:

           Balance - December 31, 1996.................  $ 27,293
           Reduction in Allowance for Credit Losses....   (12,293)

           Balance - December 31, 1998 and 1997........  $ 15,000
                                                         =========

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 6 -   Notes Receivable - Related Parties

           The Chairman of the Board and the Former Executive Vice President, individually or together, had equity interests in four other entities which had transactions with the Company during the years. The activity in this account was as follows for the years ended December 31:

                                            1998           1997
                                         ----------    -------------

           Balance, January 1..........  $  25,875     $    263,148
           Recovery of Bad Debts.......          0          140,500
           Advances....................          0            3,608
           Reductions..................    (25,875)        (381,381)
                                         ----------    -------------
           Balance December 31.........  $       0     $     25,875
                                         ==========    =============

Note 7 -   Investment - American Equity Investment Life Holding Company

           On December 27, 1995, the Company invested $790,000 in American Equity Investment Life Holding Company (American). This was a new company formed by the Chairman of the Board of Twenty Services, Inc. He is Chairman and Chief Executive Officer of American.

           During 1996, American had a 100 for 1 stock split. Subsequently, it issued 780,000 shares of common stock through a private placement for net proceeds of $7,493,050. These transactions caused the Company's percentage of ownership to decrease from 19.75% to 6.7%.

           During 1997, American sold 3,240,864 of common stock for net proceeds of $47,246,469. The transaction caused the Company's percentage of ownership to decrease from 6.7% to 1.79%.

           During 1998, American sold 625,000 shares of preferred stock for net proceeds of $625,000. American also sold 161,098 shares of common stock for net proceeds of $10,625,550. These transactions caused the Company's percentage of ownership to decrease from 1.79% to 1.72%.

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 7 -   Investment - American Equity Investment Life Holding Company
           (Continued)

           The following is a summary of the audited balance sheets and statements of operations of American:

                                                             1998           1997
                                                             ----           ----

           Total Assets.................................. $683,011,836   $230,086,455
                                                          ============   ============

           Total Liabilities............................. $616,881,315   $174,992,080

           Stockholders' Equity..........................   66,130,521     55,094,375
                                                          ------------   ------------

           Total Liabilities and Stockholders' Equity.... $683,011,836   $230,086,455
                                                          ============   ============

           Revenues...................................... $ 37,953,909   $ 16,261,525

           Benefits and Expenses.........................   37,709,722     19,208,740
                                                          ------------   ------------

           Net (Gain) Loss............................... $    244,187   $ (2,947,215)
                                                          ============   =============

           For 1997, as required by the equity method of accounting, the Company's investment of $713,700 was decreased by $52,755 which is 1.79% of American's loss. The investment was also increased by $325,244 for the Company's share of American's increase in capital through sale of stock. The net effect on the Company's investment in American is an increase of $243,933, net of $28,556 deferred taxes.

           For 1998, as required by the equity method of accounting, the Company's investment of $986,189 was increased by $4,200 which is 1.72% of American's income. The investment was also increased by $147,056 for the Company's share of American's increase in capital through sale of stock. The net effect on the Company's investment in American is an increase of $151,256, net of $76,300 deferred taxes.

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
---------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 8 -   Property and Equipment

           Property and equipment consisted of the following at December 31:

                                                      1998       1997
                                                   ---------   ---------

           Equipment, Furniture and Automobiles..  $  40,004   $  40,004
           Less: Accumulated Depreciation........     27,769      17,769
                                                   ---------   ---------

           Net Property and Equipment............  $  12,235   $  22,235
                                                   =========   =========

Note 9 -   Income Taxes

           Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes and gains and losses on investments recognized for financial reporting purposes which are not recognized for tax purposes.

           The provision for income taxes was as follows for the years ended December 31:

                                                         1998        1997      1996
                                                         ----        ----      ----

           Current:
           Federal...................................  $ 55,713  $      0   $   3,000
           State.....................................         0         0       3,500
           Benefit of Net Operating Loss Carryback...         0         0     (43,000)
           Deferred Tax Benefit......................    14,722    (5,731)    (64,900)
                                                       --------  ---------  ----------

           Total Provision for Income Taxes..........  $ 70,435    (5,731)  $(101,400)
                                                       ========  =========  ==========

Note 10 -  Stockholders' Equity

           The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1995 dividend (approximately $35,400) was declared in February 1996 and paid in March 1996. The 1996 dividend (approximately $35,400) was declared in February 1997 and paid in March 1997. The 1997 dividend (approximately $35,400) was declared in February 1998 and paid in March 1998.

-------------------------------------------------------------------------------

TWENTY SERVICES, INC.
--------------------

Notes to Financial Statements (Continued)

For the Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------

Note 11 -  Investment in Twenty Services Holding, Inc.

           The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company which owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock of $60,000 has been deducted from stockholders' equity in the accompanying balance sheet.

Note 12 -  Concentration of Credit Risk

           The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $2,270,252 of investment at Everen Securities at December 31, 1998.

Note 13 -  Treasury Stock

           The Company purchased 5,344 shares of its common stock for an aggregate purchase price of $6,522, or $1.22 per share and 333 shares of its preferred stock for an aggregate purchase price of $191, or $.57 per share, during the year ended December 31, 1998. The Company purchased $1,422 shares of its preferred stock for an aggregate purchase price of $356, or $.25 per share, during the year ended December 31, 1997. The shares are held as common treasury stock and preferred treasury stock.

-------------------------------------------------------------------------------

                              TWENTY SERVICES, INC.
                              ---------------------

             Schedule I - Marketable Securities - Other Investments
                      For the Year Ended December 31, 1998
-------------------------------------------------------------------------------

                                                                                                            Amount at which each
                                                   Number of shares                                     portfolio of equity security
                                                  or units--principal               Market value of       issues and each other
            Name of issuer and title of            amount of bonds    Cost of        each issue at     security issue carried in the
                    each issue                        and notes      each issue    balance sheet date         balance sheet
            ---------------------------           ------------------ -----------    ------------------  ----------------------------

Equity Securities Available-for-Sale: Alcl Cap Tr
Pfd Secs 9% 9-30-27................................     5,000       $    125,000    $    124,375            $    124,375

Amern Hlth Pptys Inc Pfd Repstg 1/100th Ser B
Shs 8.6%...........................................     6,000            150,000         143,625                 143,625

Amern Resdtl Invstmnt Tr...........................     5,000             75,000          26,875                  26,875

Fedl Rlty Invt Tr Pfd 7.95%........................    10,000            250,000         238,750                 238,750

Health Care Property Investors Inc.................     5,000            191,563         153,750                 153,750

Health Care Reit Inc...............................     6,250            149,609         161,718                 161,718

HECO Capital Trust II Quids 7.3% Due 12/15/28......     6,000            150,000         150,000                 150,000

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A
1/400 Cum Pfd......................................     2,000             50,000          62,000                  62,000

New Plan Excel Rlty Pfd Tr Inc Ser D 7.8%..........     3,000            150,005         147,000                 147,000

Realty Income Corp 8.25% Sr Unsecd Nts Due
2008 Monthly.......................................     6,000            150,005         149,625                 149,625

Repsol Intl Cap Ltd Pfde Non Cum Gtd Ser A
7.45%..............................................     1,000             25,000          25,625                  25,625

Taubman Centers Inc Pfd 8.30%......................     1,300             32,500          28,600                  28,600

US Home & Garden Tri Pfd 9.4% 4/30/28..............       425             10,625           8,659                   8,659

US Restaurant Pptys Pfd Ser A Conv.................     1,000             25,000          22,937                  22,937

West Bancorporation Inc............................     2,100             31,766          44,625                  44,625
                                                      -------       ------------    ------------            ------------

Total Equity Securities Available-for-Sale.........                    1,566,073       1,488,164               1,488,164
                                                                    ------------    ------------            ------------

Debt Securities Available-for-Sale:
1st Trust Unit 245 Reit Growth & Income Tr 98
Quarterly Reinvestment.............................     2,615             26,046          23,226                  23,226

Revlon Worldwide Parent Corp Sr Sec D Dls Nt
Ser B Cpn 0.000% Due 03/15/01 Dtd 3/05/97
Call 3/15/00 @ 92.479..............................    70,000             49,948          41,300                  41,300

Cendant Corp NT Cpn 7.750% Due 12/1/03
Dtd 11/30/98 Fc 6/1/99.............................   150,000            152,783         152,812                 152,812

Northwest Airlines Inc Cpn 7.625% due 3/15/05
Dtd 3/4/98 Fc 9/15/98..............................   100,000             95,005          92,000                  92,000

AMF Bowling Worldwide Inv Sr Sub Disc Nt B/E
Steps to 12.25% 3/15/01 Cpn 0.000% Due 3/15/06
Dtd 3/21/96 Call 3/15/01 @ 106.125.................   175,000            138,691          99,750                  99,750

Comcast Cellular Hldg Inc Sr Nts Ser B Int
Pays 11/1 and 5/1 Cpn 9.500% Due 5/1/07
Dtd 5/8/97 Fc 11/1/97 Call 5/1/02 @ 104.750........    25,000             26,817          26,500                  26,500
------------------------------------------------------------------------------------------------------------------------------------


TWENTY SERVICES, INC.
---------------------

Schedule I - Marketable Securities - Other Investments
For the Year Ended December 31, 1998 (Continued)
-------------------------------------------------------------------------------


                                                                                                         Amount at which each
                                                  Number of shares                                    portfolio of equity security
                                                  or units--principal             Market value of        issues and each other
            Name of issuer and title of            amount of bonds   Cost of     each issue at        security issue carried in the
                    each issue                        and notes      each issue  balance sheet date         balance sheet
                    ----------                        ---------      ----------  ------------------         -------------

Aes Corp Sr Notes Death Put Cpn 8.000%
Due 12/31/08 Dtd 12/8/98 FC 3/31/99
Call 12/31/00 @ 100.000............................   100,000        $  100,005    $    100,000         $    100,000

Aetna Svcs Inc Gtd Deb Cpn 7.625% Due
8/15/26 Dtd 8/19/96 Fc 2/15/97.....................   150,000           156,152         151,125              151,125

Land O Lakes Cap Trst 1 144A B/E Cpn 7.450%
Due 3/15/28 Dtd 3/25/98 FC 9/15/98.................   100,000            98,932          95,375               95,375
                                                                     ----------    ------------         ------------

Total Debt Securities Available-for-Sale...........                     844,379         782,088              782,088
                                                                     ----------    ------------         ------------

Debt Securities Held-to-Maturity -
GNMA Mortgage Backed Certificates, Due 2012........                       6,731           6,731                6,731
                                                                     ----------    ------------         ------------

Total..............................................                  $2,417,183    $  2,276,983         $  2,276,983
                                                                     ==========    ============         ============

-------------------------------------------------------------------------------

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or l5() of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TWENTY SERVICES, INC.

                         By:/s/Jack C. Bridges
                            ------------------
                            Jack C. Bridges
                            Executive Vice-President

DATED:   3/25/99
     -----------

SIGNATURE                        CAPACITY                         DATE

/s/David J. Noble                Chairman and Director
-----------------------          of Twenty Services, Inc.         3/25/99
David J. Noble                   (The Registrant)                 -------
                                 Principal Executive
                                 Officer)

/s/A.J. Strickland, III          Vice-Chairman and                3/25/99
-----------------------          Director of the                  -------
A.J. Strickland, III             Registrant