Form 10-Q
period 1999-03-31
TWENTY SERVICES INC
filed 1999-05-17
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999                   Commission File No. 0-8488
                  --------------                                       ------


                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


          ALABAMA                                           63-0372577
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)


20 Cropwell Drive  - Suite 100                            Pell City, AL 35128
-------------------------------------------------------------------------------
(Address or principal executive offices)                 (City, State, Zip)


Registrant's telephone number, including area code        (205) 884-7932
                                                           -------------

105 Vulcan Road - Suite 401                            Birmingham, AL 35209
------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last
             --------------
report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or l5 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

     YES       X                                             NO
           ---------                                           ----------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as the period of this report.

          Par Value $0.10 per share           1,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX



Twenty Services, Inc. Financial Statements
                 (Unaudited)


Condensed Balance Sheets
     March 31, 1999 and December 31, 1998                      3

Condensed Statement of Operations
     Three Months Ended March 31, 1999 and 1998                4

Condensed Statement of Cash Flows
     Three Months Ended March 31, 1999 and 1998                5

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                 6

Other Information                                              7

Signatures                                                     8

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  (UNAUDITED)

                                     ASSETS

                                         March 31,   December 31,
                                            1999         1998
                                         ----------  ------------

Cash and temporary investment            $   25,340    $   85,653
Marketable securities                     2,172,047     2,276,983
Investment-American Equity Investment
  Life Holding Company                    1,137,445     1,137,445
Finance receivables, Net                    100,072       105,619
Property and equipment, Net                  12,235        12,235
                                         ----------    ----------

Total assets                             $3,447,139    $3,617,935
                                         ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                          $   25,610   $   15,081
  Income taxes payable                                               (9,605)     122,395
                                                                 ----------   ----------
     Total liabilities                                               16,006      137,476
                                                                 ----------   ----------

Stockholder's equity:
  Preferred stock, Cumulative $0.10 par value                        50,511       50,511
  Common stock, par value $0.10                                     128,307      128,307
  Additional paid-in capital                                      2,030,733    2,030,733
  Retained earnings                                               1,427,349    1,443,125
  Net unrealized gain (loss) on available-for-sale securities      (134,901)    (105,148)
  Less investment in Twenty Services Holding                        (60,000)     (60,000)
  Treasury Stock                                                    (10,866)     ( 7,069)
                                                                 ----------   ----------
     Net stockholder's equity                                     3,431,133    3,480,459
                                                                 ----------   ----------

Total liabilities and stockholder's equity                       $3,447,139   $3,617,935
                                                                 ==========   ==========


                             TWENTY SERVICES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                 Three Months Ending
                                                                      March 31,
                                                                1999             1998
                                                              ----------       ---------

Revenues                                                      $   54,808       $  45,471
Expenses:
  General and Administrative                                      38,802          33,843
                                                              ----------       ---------
Gain  from operations                                             16,006          11,628


Other income:
  Gain (loss) on sale of property and investments                (38,781)          3,000
                                                              ----------       ---------
Income (loss) before income tax                                  (22,775)         14,628
Provision for income taxes                                       ( 7,000)          4,000
                                                              ----------       ---------
Net income (loss)                                             $  (15,775)      $  10,628
                                                              ==========       =========
Weighted average number of
  common shares outstanding                                    1,283,068       1,283,068
                                                              ==========       =========

Earnings per share *                                          $     (.02)      $     .00
                                                              ==========       =========

  * After giving effect on a pro-rate basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                                   1999        1998
                                                                ----------  ---------

Cash flows from operating activities:
  Interest and dividends received                                $  47,305   $ 38,517
  Rental income                                                      7,483      2,754
  Cash paid employees, suppliers
    And for income taxes                                          (157,049)   (33,843)
                                                                 ---------   --------

  Net cash provided (used) by operating activities                (102,261)     7,428
                                                                 ---------   --------
Cash flows from investing activities:
  Principal collected on loans                                       5,546     30,538
  Sale (purchase) of securities                                     36,219    (53,240)
  Principal collected on held-to-maturity securities                   183        293
                                                                 ---------   --------
  Net cash provided (used) by investing activities                  41,948    (22,409)
                                                                 ---------   --------
Net (decrease) in cash                                             (60,313)   (60,313)

Cash and temporary investments,
  beginning of period                                               85,653     85,653
                                                                 ---------   --------

Cash and temporary investments
  end of period                                                  $  25,340   $ 25,340
                                                                 =========   ========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     During the three months ended March 31, 1999, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as its deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.


                             RESULTS OF OPERATIONS
                             ---------------------


     The Registrant reported a net loss of $15,775 for the three months ended March 31, 1999 as compared to the net income of $10,628 for the corresponding 1998 period. The loss resulted from a loss of $38,781 on the sale of marketable securities.

REVENUES
--------

     Revenues for the three months ended March 31, 1999 of $54,808 were comparable to $45,471 for the corresponding 1998 period.

EXPENSES
--------

     General and administrative expenses increased from $33,843 in 1998 to $38,802 for the corresponding 1999 period due primarily to the timing of professional fees.
_______________________________________________________________________________

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION



Item 1.-  Legal Proceedings - None

Item 2.-  Changes in Securities - None

Item 3.-  Defaults Upon Senior Securities - None

Item 4.-  Submission of Matters to a vote of Security Holders - None

Item 5.-  Other Information:


               On February 26, 1999, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($.07) PER SHARE, payable March 31, 1999 to holders of record at February 26, 1999 of Series A-1980, Series A-1981, Series A-1981 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 1998. On March 31, 1999, the dividend so declared was paid in the amount of approximately $32,500.

                             TWENTY SERVICES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)



Date May 13, 1999                   /s/ Jack C. Bridges
     ------------                   ------------------------------------------
                                    Jack C. Bridges - Executive Vice-President