Form 10-Q
period 1999-06-30
TWENTY SERVICES INC
filed 1999-08-13
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                           WASHINGTON, D.C.   20549



                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Six Months Ended   June 30, 1999        Commission File No. 0-8488
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



20 Cropwell Drive  - Suite 100                      Pell City, AL 35128
--------------------------------------------------------------------------------
(Address or principal executive offices)             (City, State, Zip)



Registrant's telephone number, including area code          (205) 884-7932
                                                           ---------------------


105 Vulcan Road - Suite 401                                Birmingham, AL 35209
--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last
             --------------
report.


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

                             TWENTY SERVICES, INC.


                                     INDEX



Twenty Services, Inc. Financial Statements
                (Unaudited)



Condensed Balance Sheets
     June 30, 1999 and December 31, 1998.....................   3


Condensed Statement of Operations
     Six Months Ended June 30, 1999 and 1998.................   4


Condensed Statement of Cash Flows
     Six Months Ended June 30, 1999 and 1998.................   5


Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................   6


Other Information............................................   7

Signatures...................................................   8

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  (UNAUDITED)

                                     ASSETS


                                                  June 30,    December 31,
                                                    1999         1998
                                                ----------    ------------
Cash and temporary investment                   $   54,433    $   85,653
Marketable securities                            2,176,219     2,276,983
Investment-American Equity Investment
  Life Holding Company                           1,137,445     1,137,445
Finance receivables, Net                            85,359       105,619
Property and equipment, Net                         12,235        12,235
                                                ----------    ----------

Total assets                                    $3,465,691    $3,617,935
                                                ==========    ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Accounts payable and accrued expenses         $   19,114    $   15,081
  Income taxes payable                              53,208       122,395
                                                ----------    ----------
     Total liabilities                              72,322       137,476
                                                ----------    ----------

Stockholder's equity:
  Preferred stock, Cumulative $0.10 par value       50,511        50,511
  Common stock, par value $0.10                    128,307       128,307
  Additional paid-in capital                     2,030,733     2,030,733
  Retained earnings                              1,401,211     1,443,125
  Net unrealized (loss) on available-for-sale
      securities                                  (134,901)     (105,148)
  Less investment in Twenty Services Holding       (60,000)      (60,000)
  Treasury Stock                                   (22,492)       (7,069)
                                                ----------    ----------
     Net stockholder's equity                    3,393,369     3,480,459
                                                ----------    ----------

Total liabilities and stockholder's equity      $3,465,691    $3,617,935
                                                ==========    ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                  Three Months Ending      Six Months Ending
                                         June 30                 June 30
                                         -------                 -------
                                     1999       1998          1999       1998
                                ----------------------   ----------------------

Revenues                        $   48,467    $ 46,025   $  103,274   $  91,496

Expenses:
  General and Administrative        32,607      39,011       71,410      72,854
                                ----------  ----------   ----------   ---------
Income (loss) from
  operations                        15,860       7,014       31,864      18,642


Other Income:
  Gain (loss) on sale of
   property and investments              -           -      (38,781)      3,000
                                ----------  ----------   ----------   ---------
Income (loss) before
   income tax                       15,860       7,014       (6,9l7)     21,642

Provision for income taxes          (6,639)     (2,500)         361      (6,500)
                                ----------  ----------   ----------   ---------
Net income (loss)               $    9,221  $    4,514   $   (6,556)  $  15,142
                                ==========  ==========   ==========   =========

Weighted average number of
   common shares outstanding     1,283,068   1,283,068    1,283,068   1,283,068
                                ==========  ==========   ==========   =========

Earnings per share *
  Net income (loss)             $      .00  $      .00   $      .00   $     .01
                                ==========  ==========   ==========   =========


* After giving effect on a pro-rate basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                        1999           1998
                                                        ----           ----

Cash flows from operating activities:
  Interest and dividends received                   $  95,145       $ 85,762
  Rental income                                         9,129          6,229
  Cash paid employees, suppliers
    and for income taxes                             (136,203)       (71,485)
                                                    ---------       --------

  Net cash provided (used) by operating activities    (31,929)        20,506
                                                    ---------       --------

Cash flows from investing activities:
  Principal collected on loans                         14,821         36,099
  Sale (purchase) of securities                                      (63,865)
  Proceeds from sale of assets and securities          36,219              -
  Principal collected on held-to-maturity
    securities                                            450            600
                                                    ---------       --------

  Net cash provided (used) by investing activities     51,490        (27,166)
                                                    ---------       --------

Cash flows from financing activities:
  Preferred stock dividends                           (35,358)       (35,358)
  Purchase Treasury Stock                             (15,423)             -
                                                    ---------       --------


  Net cash used by financing activities               (50,781)       (35,358)
                                                    ---------       --------
Net (decrease) in cash                                (31,220)       (42,018)

Cash and temporary investments,
  beginning of period                                  85,653         85,272
                                                    ---------       --------

Cash and temporary investments
  end of period                                     $  54,433       $ 43,254
                                                    =========       ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------





  During the six months ended June 30, 1999, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as its deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

  The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.



                             RESULTS OF OPERATIONS
                             ---------------------




  The Registrant reported a net loss of $6,556 for the six months ended June 30, 1999 as compared to the net income of $15,142 for the corresponding 1998 period. The loss resulted from a loss of $38,781 on the sale of marketable securities in 1999.

REVENUES
--------

  Revenues for the six months ended June 30, 1999 of $103,274 were comparable to $91,496 for the corresponding 1998 period.

EXPENSES
--------

  General and administrative expenses were $71,410 in 1999 as compared to $72,854 in 1998.

================================================================================

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)



Date  August 11, 1999               /s/ Jack C. Bridges
    -------------------------       ------------------------------------------
                                    Jack C. Bridges - Executive Vice-President