Form 10-Q
period 1999-09-30
TWENTY SERVICES INC
filed 1999-11-12
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Nine Months Ended September 30, 1999              Commission File No. 0-8488
                      ------------------                                  ------


                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


            ALABAMA                                            63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)

20 Cropwell Drive - Suite 100                               Pell City, AL 35128
--------------------------------------------------------------------------------
(Address or principal executive offices)                   (City, State, Zip)

Registrant's telephone number, including area code            (205) 884-7932
                                                              ------------------

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


     YES    X                                      NO _______
        --------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the period of this report.

               Par Value $0.10 per share 1,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX


Twenty Services, Inc. Financial Statements
               (Unaudited)

Balance Sheets
     Nine Months ended September 30, 1999 and December 31, 1998    3

Condensed Statement of Operations
     Nine Months Ended September 30, 1999 and 1998                 4

Condensed Statement of Cash Flows
     Nine Months Ended September 30, 1999 and 1998                 5

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     6

Other Information                                                  7

Signatures                                                         8

                             TWENTY SERVICES, INC.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                     September 30, December 31,
                                                         1999          1998
                                                         ----          ----
Cash and temporary cash investments                     $   91,409   $   85,653
Marketable securities                                    2,149,326    2,276,983
Investment-American Equity Investment
 Life Holding Company                                    1,137,445    1,137,445
Finance Receivables, Net                                    80,290      105,619
Property and equipment, Net                                 12,235       12,235
                                                        ----------   ----------

Total assets                                            $3,470,705   $3,617,935
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                  $   18,306   $   15,081
 Income taxes payable                                       59,208      122,395
                                                        ----------   ----------
     Total liabilities                                      77,514      137,476
                                                        ----------   ----------

Stockholders' equity:
 Preferred stock, Cumulative $0.10 par value                50,511       50,511
 Common stock, par value $0.10                             128,307      128,307
 Additional paid-in capital                              2,030,733    2,030,733
 Retained earnings                                       1,419,391    1,443,125
Net unrealized (loss) on available-for sale securities    (134,901)    (105,148)
 Less investment in Twenty Services Holding                (60,000)     (60,000)
Treasury Stock                                             (40,850)      (7,069)
                                                        ----------   ----------
     Net stockholders' equity                            3,393,191    3,480,459
                                                        ----------   ----------

Total liabilities and stockholders' equity              $3,470,705   $3,617,935
                                                        ==========   ==========


                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                         Three Months Ending          Nine Months Ending
                             September 30,               September 30,
                           ----------------           -----------------
                           1999        1998           1999         1998
                           ----        ----           ----         ----
Revenues                $   48,512  $   41,537     $  151,787   $  133,033

Expenses:
 General and
  Administrative            24,830      21,949         96,240       94,803
                        ----------  ----------     ----------   ----------

Income (loss) from
 operations                 23,682      19,588         55,547       38,230

Other Income:
 Gain (loss) on sale
 of property and
 investments                   498       2,998        (38,283)       5,998
                        ----------  ----------     ----------   ----------

Income (loss) before
 income tax                 24,180      22,586         17,264       44,228
Provision for
 income taxes                6,000           -          5,639        6,500
                        ----------  ----------     ----------   ----------


Net income (loss)       $   18,180  $   22,586     $   11,625   $   37,728
                        ==========  ==========     ==========   ==========

Weighted average
 number of common
 shares outstanding      1,283,068   1,283,068      1,283,068    1,283,068
                        ==========  ==========     ==========   ==========

Earnings per share*
 Net income (loss)      $       00  $       00     $       00   $       00
                        ==========  ==========     ==========   ==========

     * After giving effect on a pro-rata basis to anticipated preferred Dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30,
                                                          -------------
                                                         1999        1998
                                                         ----        ----
Cash flows from operating activities:
 Interest and dividends received                       $ 141,013   $ 121,931
 Rental income                                            10,774       6,918
 Cash paid employees, suppliers
  and for income taxes                                  (172,189)    (91,327)
                                                       ---------   ---------

 Net cash provided (used) by operating activities        (20,402)     37,522
                                                       ---------   ---------

Cash flows from investing activities:
 Principal collected on loans                             15,821      39,705
 Loans made to customers                                       -      (7,000)
 Purchase of securities                                             (159,293)
 Proceeds from sale of assets and securities              63,534     855,632
 Principal collected on held-to-maturity securities          700       3,530
                                                       ---------   ---------

 Net cash provided (used) by investing activities         80,055     732,574
                                                       ---------   ---------

Cash flows from financing activities:
 Preferred stock dividends                               (35,538)    (35,358)
 Purchase Treasury Stock                                 (18,359)          -
                                                       ---------   ---------

 Net cash used by financing activities                   (53,897)    (35,358)
                                                       ---------   ---------

Net increase in cash                                       5,756     734,558

Cash and temporary investments,
 beginning of period                                      85,653      85,272
                                                       ---------   ---------

Cash and temporary investments,
 end of period                                         $  91,409   $ 819,830
                                                       =========   =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the nine months ended September 30, 1999, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investment, then the Registrant would dispose of marketable securities as its deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.

                             RESULTS OF OPERATIONS
                             ---------------------

     The Registrant reported a net income of $11,625 for the nine months ended September 30, 1999 as compared to the net income of $37,728 for the corresponding 1998 period. The decrease resulted from a loss of $38,781 on the sale of marketable securities in 1999.

REVENUES
--------

     Revenues for the nine months ended September 30, 1999 of $151,787 were comparable to $133,033 for the corresponding 1998 period.

EXPENSES
--------

     General and administrative expenses were $96,240 in 1999 as compared to $ 94,803 in 1998.

================================================================================

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION

Item #1  -  Legal Proceedings - None

Item #2  -  Changes in Securities - None

Item #3  -  Defaults Upon Senior Securities - None

Item #4  -  Submission of Matters to a vote of Security Holders - None

Item #5  -  Other Information - None

                             TWENTY SERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             TWENTY SERVICES, INC.
                             ---------------------
                                 (Registrant)


Date 11-10-99                      /s/ Jack C. Bridges
    ---------                      ---------------------------------------------
                                   Jack C. Bridges - Executive Vice-President