Form 10-K
period 1999-12-31
TWENTY SERVICES INC
filed 2000-03-27
CIK 31704

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-8488

                   For the fiscal year ended December 31, 1999

                              TWENTY SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      ALABAMA                                               63-0372577
--------------------------------                             ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

         20 Cropwell Road
         Pell City, Alabama                               35128

Registrant's telephone number, including area code (205) 884-7932

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                         7% Cumulative Preferred Stock*
                                (Title of Class)
                                 --------------

Indicate by checkmark whether the Registrant (1 has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
                  Yes [X]                                      No [  ]
As of December 31, 1998, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 1999, the aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,450,000.

                    Documents incorporated by reference: None
-----------------------------------------------------

*        Includes 7% Cumulative Series A-1980 Preferred Stock,
         7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series
         A-1985 Preferred Stock.
                                  Page 1 of 35

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

         Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans          1999              1998             1997              1996             1995
                       ----             -----            -----              ----             ----
Real Estate       $ 43,280           $ 46,836         $ 78,759          $124,401         $193,429

Business and
Miscellaneous     $ 75,259             72,295           62,332           153,150          118,396
                  ---------         ---------        ---------         ---------        ---------

Total:            $ 118,539         $ 119,131        $ 141,091         $ 277,551        $  311,825
                  =========         =========        =========         =========        ==========

Of the Registrant's aggregate loan portfolio as of December 31, 1999, approximately 36% was secured by mortgages on real estate and approximately 30% was unsecured.

         Interest Income. The following tabulation sets forth certain information respecting the Registrant's net interest income for each of the years indicated:

                           1999             1998                 1997
                           ----             -----                ----

Interest Income          $69,920          $ 32,270             $ 82,138

Net Interest Income      $69,920          $ 32,270             $ 82,138


         The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

     Other Business Activities. As described above, the Registrant's stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996, 1997, 1998 and 1999 American Equity obtained additional equity financing from other investors which reduced the Company's interest therein to 1.7%.

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

         Employees. During 1999 and 1998, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

         At February 2000, the Registrant employed two (2) persons to fill two
(2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

         The Registrant considers its relationship with its employees to be good.

         Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on October 27, 1999. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  During the quarter ended December 31, 1999, no matter was submitted to a vote of the security holders of the Registrant.

                                     PART II

5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

                  (a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

                  (b) Holder of Records. As of December 31, 1999 there were 1,890 holders of record of the outstanding Common Stock of the Registrant, and 1,059 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

                  (C) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 1999, the Registrant reflected earned surplus of $1,365,481 and reflected capital surplus of $1,241,011.

                  As of December 31, 1999, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 1999 and 1998, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

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

         SELECTED FINANCIAL DATA
         The following tabulation sets forth certain financial information respecting the Registrant

                       1999              1998              1997             1996              1995
                       ----              ----              ----             ----              ----
Revenues           $  199,001       $  167,074     $    197,149      $    182,303       $   234,686
                   ==========       ==========     ============      ============       ===========

Net Income
(Loss)            $   (2,720)       $  239,671     $     64,656      $    (57,242)      $    70,513
                  ===========       ==========     ============      ============       ===========

Earnings
(Loss) per
Common Share:
Net Income
(Loss)            $      (.03)     $       .16     $       . 02      $       (.07)      $       .03
                  ===========      ===========     ============      ============       ===========

Total
Assets             $2,641,492      $ 3,617,935     $  3,368,378      $  3,110,572       $ 3,210,614
                   ==========      ===========     ============      ============       ===========

Dividends
Declared:

Common
Stock             $         0      $         0     $          0      $          0       $         0
                   ==========      ===========     ============      ============       ===========

Preferred
Stock             $    35,357(1)   $    35,357(2)  $     35,357(3)   $    35,357(4)     $    35,357(5)
                  ===========      ===========     ============      ============       ===========

Total             $    35,357      $    35,357     $     35,357      $     35,357       $    35,357
                  ===========      ===========     ============      ============       ===========

Book Value
Per Common Share
Outstanding       $      1.67      $      2.28     $       2.20      $       1.98       $      1.96
                  ===========      ===========     ============      ============       ===========

-------------------------------
(1) Reflects dividend respecting Preferred Stock declared on February 26, 2000.

(2) Reflects dividend respecting Preferred Stock declared on February 27, 1999.

(3) Reflects dividend respecting Preferred Stock declared on February 10, 1998.

(4) Reflects dividend respecting Preferred Stock declared on February 15, 1997.

(5) Reflects dividend respecting Preferred Stock declared on February 15, 1996.

         7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources. During 1999 the Registrant's liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

         The Company anticipates that its operating activities will continue to use net cash flows, that its investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

         Results of Operations. The Registrant reported a net loss of $2,720 in 1999 as compared to net income of $279,237 in 1998. The decrease was due primarily to the receipt of a contingent payment from the prior sale of Statesman Group stock in the amount of $332,834 in 1998. General and administrative expenses decreased from $149,211 in 1998 to $146,102 in 1999.

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

                                    Part III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 14, 2000.

                                                Material Occupations
Names and Positions                             and Positions During
with the Registrant                 Age         The last five (5) years
----------------------              ---         -----------------------

David J. Noble                       67         Chairman of the Board of
Chairman of the Board                           Directors, Twenty Services, Inc.
                                                Birmingham, Alabama
                                                (finance business), since
                                                1980 and 1979. Chairman of
                                                the Board of Directors,
                                                Treasurer and Director,
                                                Twenty Services Holding,
                                                Inc. Birmingham, Alabama
                                                (holding company) since
                                                1979; Chairman of the Board
                                                of Directors and President
                                                of American Equity
                                                Investment Life Holding
                                                Company since 1995.

Dr. A. J. Strickland, III            56         Director and Vice-Chairman
Vice-Chairman of                                of the Board of
                                                Directors of Twenty
                                                Services, Inc.,
                                                Birmingham, Alabama
                                                (general finance
                                                business), since 1977;
                                                Director, Twenty
                                                Services Holding, Inc.,
                                                Birmingham, Alabama
                                                (holding company),
                                                since 1970;
                                                Professor of Strategic
                                                Management -
                                                School of Commerce,
                                                University of Alabama,
                                                Tuscaloosa, Alabama
                                                since 1980;

                                                Material Occupations
Names and Positions                             And Positions During
with the Registrant                 Age         the last five (5) years
-------------------                 ---         -----------------------

Dr. A.J. Strickland, III             56         Director, American
                                                Equity Investment Life
                                                Holding Company,
                                                Des Moines, Iowa,
                                                since 1995.

Jack C. Bridges                      72         Executive Vice-president,
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

         (F)     Involvement in Certain Legal Proceedings.
         During the past ten (10) years, no officer or director of the Registrant has been involved in any event of the type described in Item 3(f) of the Regulations S-K of the Securities Exchange Act of 1934.

11.      EXECUTIVE COMPENSATION

                  Current Remuneration. During 1999 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 1998.

                                                              Salaries, fees,
Name of Individuals or                                        Directors' or fees
Number of Persons          Capacities                         Commission and
in Group                   which served                       Bonuses
--------                   ------------                       -------

All directors and          Directors and                      $37,600
officers as a group        Officers
(three (3) persons)

         REMUNERATION IN THE FUTURE. As of December 31, 1999, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         As of the date of this annual report on Form 10-K, the only person who owns of record and directly more than 5% of the Registrant's outstanding voting securities is Twenty Services Holding, Inc., a Delaware corporation, whose principal business address is 20 Cropwell Drive, Suite 100, Pell City, Alabama. As of such date, Twenty Services Holding, Inc. and an affiliate of Holding own 725,267 shares of Common Stock of the Registrant and approximately 57% of the combined outstanding shares of Common Stock and Series A Preferred Stock of the Registrant. Except as otherwise required by Alabama law and except for certain rights accorded by the Registrant's Certificate of Incorporation in the event that dividends respecting the Series A-Preferred Stock are not paid the holders of the Series A-Preferred Stock are not entitled to vote respecting matters coming before any meeting of the stockholders of the Registrant.

         By virtue of his ownership of Common Stock of Twenty Services Holding, inc., Mr. David J. Noble, the Chairman of the Board or Directors of the Registrant, indirectly and beneficially, owns approximately 52% of the outstanding Common Stock of the Registrant.

         (B) Security Ownership of Management. The following tabulation sets forth certain information regarding the shares of equity securities of the Registrant.

                                                              Approximate Amount                 Percent
Title of                   Name of                            and Nature of                      of
Class                      Beneficial Owner                   Beneficial Owner                   Class
-----                      ----------------                   ----------------                   -----
Common Stock               David J. Noble                     668,183 Indirect(1)                52.29%

Common Stock               A.J. Strickland,III                 49,638 Indirect(1)                 3.88%

Common Stock               All directors and
                           executive officers as
                           a group (3) persons                717,821 Indirect(1)                56.18%

                           --------------

(l) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 14, 2000, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

                           --------------

                    As of February 14, 2000, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 718,069 shares of common stock of the Registrant, or approximately 55% of the outstanding common stock of the Registrant as of such date.

                    (c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    There were no transactions during 1999 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                     PART IV

14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K.

                    (a) (l) - (a) (2) - Financial Statements and Financial Statement Schedules. The financial statements and the financial statement schedules required to be filed as part of this report are listed in the accompanying index to Financial Statements and Financial Statement Schedules, and are set forth at the pages shown in such index.

                    (a) (d) - Exhibits. The Certificate of Incorporation of the Registrant, as amended, the By Law of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant's Annual Report on Form 10-K for the years ended December 31, 1980, December 31, 1981, December 31, 1982 and 1985, and the Registrant's report on Form 8-K dated as of April 10 1984, are incorporated by reference.

                    (b) Reports On Form 8-K. No report on Form 8-K was filed during the year.
                                  PAGE 14 OF 35

                              TWENTY SERVICES, INC.

         Index to Financial Statements and Financial Statement Schedule

                        December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

Index to Financial Statements and Financial Statement Schedule.... F-1

Independent Auditors' Report...................................... F-2

Balance Sheets.................................................... F-3

Statements of Operations.......................................... F-4

Statements of Comprehensive Income (Loss)......................... F-5

Statements of Cash Flows.......................................... F-6 & F-7

Statements of Changes in Stockholders' Equity..................... F-8

Notes to Financial Statements..................................... F-9 - F-18

Financial Statement Schedule:

   Schedule I - Marketable Securities - Other Investments.........F-19 & F-20


                                 Page 15 of 35                              F-1

[LETTERHEAD APPEARS HERE]

[GRAPHIC]BORELAND                           2100A Southbridge Parkway, Suite 590
[GRAPHIC]BENEFIELD                                   Birmingham, AL 35209
CRAWFORD AND WEBSTER, P.C.                     205-802-7212 o Fax 205-802-7332
Certified Public Accountants                 -----------------------------------
o Established 1922                                     Sun Trust Building
                                                  201 S. Court St., Suite 500,
                                                       Florence, AL 35631
                                              P.O. Box 1311, Florence, AL 35631
                                              256-767-3555 o Fax 256-767-3556


                          Independent Auditors' Report
                          ----------------------------

The Shareholders and
 the Board of Directors
Twenty Services, Inc.

We have audited the financial statements and the financial statement schedule of Twenty Services, Inc. (the Company) at December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998, and 1997, listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.
Birmingham, Alabama

BORLAND BENEFIELD CRAWFORD & WEBSTER, P.C.

February 9, 2000



                                     B K R
                                 INTERNATIONAL
            Independent Member Firms In Principal Cities Worldwide.         F-2

                              TWENTY SERVICES, INC.

                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            December 31,
                                                                       1999               1998
                                                                       ----               ----
                                                                                      As Restated
                                      Assets
Cash and Temporary Investments.................................. $      164,122     $       85,653
Accounts Receivable.............................................          1,245              1,488
Marketable Securities...........................................      1,664,209          2,276,983
Finance Receivables, Net........................................        108,189            104,131
Refundable Income Taxes.........................................         42,645                  0
Deferred Tax Benefit............................................         78,720                  0
Investment - American Equity Investment Life Holding
 Company........................................................        576,648          1,137,445
Property and Equipment, Net of Accumulated Depreciation.........          5,714             12,235
                                                                 --------------     --------------

Total Assets.................................................... $    2,641,492     $    3,617,935
                                                                 ==============     ==============

                       Liabilities and Stockholders' Equity

Liabilities:
   Accounts Payable and Accrued Expenses........................ $       34,879     $       15,081
   Deferred Income Taxes........................................              0             66,682
   Income Taxes Payable.........................................              0             55,713
                                                                 --------------     --------------
       Total Liabilities........................................         34,879            137,476
                                                                 --------------     --------------
Stockholders' Equity:
   Preferred Stock, Cumulative Nonvoting, Par Value $.10; 2,
    500,000 Shares Authorized; 505,110 Shares Issued and
    Outstanding (Involuntary Liquidation Value $530,366)........         50,511             50,511
   Common Stock, Par Value $.10; 2,500,000 Shares
     Authorized, 1,283,068 Shares Issued and Outstanding........        128,307            128,307
   Additional Paid-In Capital...................................      1,528,768          2,070,299
   Retained Earnings............................................      1,365,481          1,403,559
   Net Unrealized Gain (Loss) on Available-for-Sale Securities,
    Net of $118,795 and $35,051 Deferred Income Taxes in 1999
    and 1998, Respectively......................................       (356,387)          (105,148)
   Less: Investment in Twenty Services Holding, Inc.............        (60,000)           (60,000)
   Preferred Treasury Stock.....................................         (2,753)              (547)
   Common Treasury Stock........................................        (47,314)            (6,522)
                                                                 --------------     --------------
          Net Stockholders' Equity..............................      2,606,613          3,480,459
                                                                 --------------     --------------

Total Liabilities and Stockholders' Equity...................... $    2,641,492     $    3,617,935
                                                                 ==============     ==============

The accompanying notes are an integral part of these financial statements.

                                 Page 17 of 35                             F-3

                              TWENTY SERVICES, INC.

                            Statements of Operations
--------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                    1999             1998               1997
                                                                                  As Restated
Revenues:
   Interest.................................................. $      69,920    $       32,270     $       82,138
   Lease.....................................................         8,584             9,651             12,217
   Dividends.................................................       111,711           124,391             97,848
   Other.....................................................         8,786               762              4,946
                                                              -------------    --------------     --------------
       Total Revenues........................................       199,001           167,074            197,149
                                                              -------------    --------------     --------------

Expenses:
   General and Administrative................................       141,198           149,211            161,673
   Depreciation..............................................         4,904            10,000             10,667
   Provision for Doubtful Notes Receivable...................             0                 0             24,795
                                                              -------------    --------------     --------------
       Total Expenses........................................       146,102           159,211            197,135
                                                              -------------    --------------     --------------

Gain from Operations.........................................        52,899             7,863                 14
                                                              -------------    --------------     --------------

Other Income (Loss):
   Gain (Loss) on Sale of Marketable Securities..............      (130,695)            1,775            (10,222)
   Gain (Loss) on Sale of Property...........................         2,218             3,000            (18,612)
    Provision for Equity in Gain (Loss) of
    American Equity..........................................        41,048             4,200            (52,755)
   Provision for Recovery of Bad Debts.......................             0                 0            140,500
   Contingent Payment Rights From Statesman
    Group Stock..............................................             0           332,834                  0
                                                              -------------    --------------     --------------
       Total Other Income (Loss).............................       (87,429)          341,809             58,911
                                                              -------------    --------------     --------------
Income (Loss) Before Income Taxes............................       (34,530)          349,672             58,925
Provision for Income Taxes...................................        31,810          (110,001)             5,731
                                                              -------------    --------------     --------------
Net Income (Loss)............................................ $      (2,720)   $      239,671     $       64,656
                                                              =============    ==============     ==============
Income (Loss) Per Common Share............................... $       (.03)    $         .16      $         .02
                                                              =============    ==============     ==============

The accompanying notes are an integral part of these financial statements.

                                 Page 18 of 35                             F-4

                              TWENTY SERVICES, INC.

                    Statements of Comprehensive Income (Loss)
--------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                    1999             1998               1997
                                                                    ----             ----               ----
                                                                                  As Restated

Net Income (Loss).............................................  $     (2,720)     $     239,671      $    64,656

Other Comprehensive Income, Net of Tax -
   Unrealized Gain (Loss) on Securities.......................      (356,387)          (105,148)          45,985
                                                                ------------      -------------      -----------
Comprehensive Income (Loss)...................................  $   (359,107)     $     134,523      $   110,641
                                                                ============      =============      ===========

The accompanying notes are an integral part of these financial statements.

                                 Page 19 of 35                             F-5

                              TWENTY SERVICES, INC.

                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                    1999             1998               1997
                                                                    ----             ----               ----
                                                                                  As Restated
Cash Flows From Operating Activities:
   Interest and Dividends Received........................... $     181,865    $      163,504     $      178,478
   Lease Income..............................................         8,584             9,651             12,217
   Other Income..............................................         8,552               762              4,946
   Cash Paid to Suppliers and Employees......................      (137,340)         (154,288)          (163,161)
   Income Taxes Paid.........................................      (125,000)                0                  0
   Income Tax Refunds Received...............................        69,451                 0             47,451
                                                              -------------    --------------     --------------
Net Cash Flows From Operating Activities.....................         6,112            19,629             79,931
                                                              -------------    --------------     --------------
Cash Flows From Investing Activities:
   Principal Collected on Loans..............................        34,904            13,060            178,959
   Loans Made to Customers...................................       (38,962)          (16,100)           (56,300)
   Loans Made to Related Parties.............................             0                 0             (3,608)
   Principal Collected on Loans - Related Parties............             0            25,875            381,381
   Principal Collected on Held-to-Maturity
    Securities...............................................         2,826             6,348            300,000
   Proceeds from Sale of Available-for-Sale
    Securities...............................................       146,071           905,631            574,518
   Proceeds From Sale of Fixed Assets........................         3,831                 0                  0
   Purchases of Available-for-Sale Securities................        (1,797)       (1,272,826)        (1,429,690)
   Contingent Payment Right From Statesman
    Group Stock..............................................             0           332,834                  0
   Proceeds From the Sale of Repossessed
    Property.................................................             0            28,000                  0
                                                              -------------    --------------     --------------
Net Cash Flows From Investing Activities.....................       146,873            22,822            (54,740)
                                                              -------------    --------------     --------------
Cash Flows From Financing Activities:
   Preferred Stock Dividends Paid............................       (31,518)          (35,357)           (35,357)
   Purchase of Treasury Stock................................       (42,998)           (6,713)                 0
                                                              -------------    --------------     --------------
Net Cash Flows From Financial Activities.....................       (74,516)          (42,070)           (35,357)
                                                              -------------    --------------     --------------
Net Increase (Decrease) in Cash..............................        78,469               381            (10,166)

Cash and Temporary Investments - Beginning of
 Year  ......................................................        85,653            85,272             95,438
                                                              -------------    --------------     --------------
Cash and Temporary Investments - End of Year................. $     164,122    $       85,653     $       85,272
                                                              =============    ==============     ==============

The accompanying notes are an integral part of these financial statements.

                                 Page 20 of 35                             F-6

TWENTY SERVICES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                    1999             1998               1997
                                                                    ----             ----               ----
                                                                                  As Restated
Reconciliation of Net Income to Net Cash From
 Operating Activities:
   Net Income (Loss)......................................... $      (2,720)   $      239,671     $       64,656
   Adjustments to Reconcile Net Income to Net
    Cash From Operating Activities:
       Contingent Payment From Statesman Group
        Stock................................................             0          (332,834)                 0
       Purchased Interest....................................             0             6,844                  0
       Depreciation and Amortization.........................         4,904            10,000             10,667
       Recovery of Bad Debt..................................             0                 0           (140,500)
       Provision for Doubtful Notes Receivable...............             0                 0             24,795
       Provision for Equity in (Gain) Loss of
        American Equity......................................       (41,048)           (4,200)            52,755
       Provision for Recovery of Prior Year Income
        Taxes................................................       (42,645)                0             43,000
       Net Change in Deferred Income Taxes...................        (1,344)           54,288             (5,731)
       (Gain) Loss on Sale of Marketable Securities..........       130,695            (1,775)            10,222
       (Gain) Loss on Sale of Property.......................        (2,218)           (3,000)            18,612
       Decrease in Accrued Investment Interest...............             0                 0              5,051
       Decrease in Prepaid Income Taxes......................             0                 0              4,500
       (Increase) Decrease in Accounts
         Receivables.........................................           243            (1,488)           (14,135)
       Increase (Decrease) in Accounts Payable and
        Accrued Liabilities..................................        15,958            (3,590)             6,039
       Increase (Decrease) in Income Taxes Payable...........       (55,713)           55,713                  0
                                                              -------------    --------------     --------------
Net Cash From Operating Activities........................... $       6,112    $       19,629     $       79,931
                                                              =============    ==============     ==============

The accompanying notes are an integral part of these financial statements.

                                 Page 21 of 35                             F-7

                              TWENTY SERVICES, INC.

                  Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                       Investment
                                                                                                        in Twenty
                                                              Additional   Retained        Other        Services      Preferred
                                   Preferred      Common        Paid-In    Earnings    Comprehensive     Holding,      Treasury
                                   Stock $.10    Stock $.10     Capital    (Deficit)       Income          Inc.         Stock
                                   ----------    ----------     -------    ---------       ------          ----         -----
Balance - December 31, 1996..      $   50,511    $  128,307  $1,716,074   $1,169,946    $  60,523      $(60,000)      $     0
Net Income...................                                                 64,656
Purchase of Treasury
 Stock.......................                                                                                            (356)
Dividend on Preferred Stock
  ($.07 Per Share)...........                                                (35,357)
Change in Unrealized Loss on
 Net Available-for-Sale Securities,
 of Deferred Income Tax of
 $15,328.....................                                                             (14,538)
Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $81,311.......                                   243,933
                                   ----------    ----------  ----------   ----------    ---------      --------       -------
Balance, December 31, 1997...          50,511       128,307   1,960,007    1,199,245       45,985       (60,000)         (356)
Net Income...................                                                239,671
Purchase of Treasury Stock...                                                                                            (191)
Dividend on Preferred Stock
 ($.07 Per Share)............                                                (35,357)
Change in Unrealized Loss on
 Available-for-Sale Securities,
 Net of Deferred Income Tax of
 $35,051.....................                                                            (151,133)
Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $36,764.......                                   110,292
                                   ----------    ----------  ----------   ----------    ---------      --------       -------
Balance - December 31, 1998,
 As Restated.................          50,511       128,307   2,070,299    1,403,559     (105,148)      (60,000)         (547)
Net Income (Loss)............                                                 (2,720)
Purchase of Treasury Stock...                                                                                          (2,206)
Dividends on Preferred Stock,
($.07 Per Share).............                                                (35,358)
Share of Decrease in American
 Equity Capital, Net of Deferred
 Income Tax of $60,314.......                                  (541,531)
Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax Benefits
 of $118,794.................                                                            (251,239)
                                   ----------    ----------  ----------   ----------    ---------      --------       -------
Balance at December 31, 1999.      $   50,511    $  128,307  $1,528,768   $1,365,481   $ (356,387)     $(60,000)      $(2,753)
                                   ==========    ==========  ==========   ==========   ==========      ========       =======


                                      Common
                                     Treasury
                                       Stock       Total
                                       -----       -----

Balance - December 31, 1996..         $     0  $ 3,065,361
Net Income...................                       64,656
Purchase of Treasury
 Stock.......................                         (356)
Dividend on Preferred Stock
  ($.07 Per Share)...........                      (35,357)
Change in Unrealized Loss on
 Net Available-for-Sale Securities,
 Net of Deferred Income Tax of
 $15,328.....................                      (14,538)
Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $81,311.......                      243,933
                                      -------  -----------
Balance, December 31, 1997...               0    3,323,699
Net Income...................                      239,671
Purchase of Treasury Stock...          (6,522)      (6,713)

Dividend on Preferred Stock
 ($.07 Per Share)............                      (35,357)
Change in Unrealized Loss on
 Available-for-Sale Securities,
 Net of Deferred Income Tax of
 $35,051.....................                     (151,133)
Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $36,764.......                      110,292
                                      -------  -----------
Balance - December 31, 1998,
 As Restated.................          (6,522)   3,480,459
Net Income (Loss)............                       (2,720)
Purchase of Treasury Stock...         (40,792)     (42,998)
Dividends on Preferred Stock,
($.07 Per Share).............                      (35,358)
Share of Decrease in American
 Equity Capital, Net of Deferred
 Income Tax of $60,314.......                     (541,531)
Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax Benefits
 of $118,794.................                     (251,239)
                                      -------  -----------
Balance at December 31, 1999.       $ (47,314) $ 2,606,613
                                    =========  ===========

                                 Page 22 of 35                             F-8

                              TWENTY SERVICES, INC.

                          Notes to Financial Statements

              For the Years Ended December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

Note 1 -     Accounting Policies

             Income Recognition - Interest income from finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

             Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Credit Losses - Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all receivables that are charged off when they are deemed uncollectible.

             Cash Equivalents - Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents.

             Marketable Securities - On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

             Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's securities are classified in two categories and accounted for as follows:

             o Securities Held-to-Maturity. Bonds, notes, certain preferred stocks and other debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

             o Securities Available-for-Sale. Bonds, notes and certain preferred stocks not classified as held-to-maturity and common stocks are reported at fair value.

                                 Page 23 of 35                             F-9

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

Note 1 -     Accounting Policies (Continued)

             Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The write-downs are included in earnings as realized losses.

             Unrealized holding gains and losses, net of deferred income taxes, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized.

             Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

             Investment - American Equity Investment Life Holding Company - This investment is accounted for on the "Equity Basis."

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

             Income Taxes - Deferred income taxes are recognized for the effects of temporary differences between financial statement and tax reporting.

             Earnings Per Common Share - Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 1999, 1998, and 1997 was 1,283,068.

                                 Page 24 of 35                             F-10

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------

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

                                                         1999                                   1998
                                            -----------------------------        -----------------------------
                                            Carrying             Fair              Carrying              Fair
                                              Value              Value               Value               Value
                                              -----              -----               -----               -----
Cash and Temporary
 Investments    .........................    $   164,122    $   164,122        $      85,653        $   85,653
Marketable Securities....................      1,664,209      1,664,209            2,276,983         2,276,983
Finance Receivables, Net.................        108,189        108,189              104,131           104,131

             The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

             o Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, finance receivables, notes receivable from related parties and other receivables.

             o  Marketable securities are valued at quoted market values.

             o The investment in American Equity Investment Life Holding Company is not valued since it is a relatively new company and the shares are not traded.


                                 Page 25 of 35                             F-11

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------

Note 4 -     Marketable Securities

             The amortized cost and aggregate fair values of investments in securities are as follows:

                                                                         Gross           Gross
                                                      Amortized       Unrealized       Unrealized        Fair
                                                        Cost             Gains           Losses          Value
                                                        ----             -----           ------          -----
December 31, 1999:
Available-for-Sale Securities:
   Equity Securities.............................. $    1,366,072     $    19,398    $   368,163   $    1,017,307
   Debt Securities................................        769,411               0        126,414          642,997
                                                   --------------     -----------    -----------   --------------
             Total Available-for-Sale
              Securities.......................... $    2,135,483     $    19,398    $   494,577   $    1,660,304
                                                   ==============     ===========    ===========   ==============
Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies..................... $        3,905     $         0    $         0   $        3,905
                                                   ==============     ===========    ===========   ==============
December 31, 1998:

Available-for-Sale Securities:
   Equity Securities.............................. $    1,566,073     $    37,591   $    115,500   $    1,488,164
   Debt Securities................................        844,379              30         62,321          782,088
                                                   --------------     -----------    -----------   --------------
             Total Available-for-Sale
              Securities.......................... $    2,410,452     $    37,621   $    177,821   $    2,270,252
                                                   ==============     ===========    ===========   ==============
Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies..................... $        6,731     $         0   $          0   $        6,731
                                                   ==============     ===========    ===========   ==============

             The amortized cost and aggregate fair value of debt securities at December 31, 1999, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.


                                 Page 26 of 35                             F-12

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------


Note 4 -     Marketable Securities (Continued)

                                                     Available-For-Sale                   Held-to-Maturity
                                                 --------------------------         ---------------------------
                                                 Amortized           Market         Amortized            Market
                                                   Cost              Value             Cost              Value
                                                   ----              -----             ----              -----
             Corporate Due in:
                1-5 Years....................  $    275,631      $     262,223      $       0         $        0
                6-10 Years...................       238,696            150,969              0                  0
                After 10 Years...............       255,084            229,805              0                  0
                                               ------------      -------------      ---------         ----------
                                                    769,411            642,997              0                  0

             U.S. Government
              Corporations and
              Agencies Due in -
                After 10 Years...............             0                  0          3,905              3,905
                                               ------------      -------------      ---------         ----------
             Total...........................  $    769,411      $     642,997      $   3,905         $    3,905
                                               ============      =============      =========         ==========

             Proceeds from the sale of available-for-sale securities were $146,071 for the year ended December 31, 1999. A net loss of $130,695 was realized. There were no sales of held-to-maturity securities during the year ended December 31, 1999.

             Proceeds from the sale of available-for-sale securities were $905,631for the year ended December 31, 1998. Gross gains of $1,775 were realized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 1998.

                                 Page 27 of 35                             F-13

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------


Note 5 -     Finance Receivables and Allowance for Credit Losses

             Finance receivables consisted of the following at December 31:

                                                                                          1999           1998
                                                                                          ----           ----
             Real Estate............................................................ $      43,280   $     46,836
             Business and Other.....................................................        75,259         72,295
                                                                                     -------------   ------------
             Total Finance Receivables..............................................       118,539        119,131
             Less Allowance for Credit Losses.......................................        10,350         15,000
                                                                                     -------------   ------------
             Finance Receivables, Net............................................... $     108,189   $    104,131
                                                                                     =============   ============

             At December 31, 1998, contractual maturities of finance receivables were as follows:

                          2000         2001        2002       2003        2004            After         Total
                          ----         ----        ----       ----        ----            -----         -----
Real Estate..........   $  3,848    $   4,164    $   4,506  $  2,270    $   1,168    $      27,324  $       43,280
Business and
 Other...............     63,878        8,102        1,502     1,635          142                0          75,259
                       ---------    ---------    ---------  --------    ---------    -------------  --------------
Totals...............  $  67,726    $  12,266    $   6,008  $  3,905    $   1,310    $      27,324  $      118,539
                       =========    =========    =========  ========    =========    =============  ==============


             Changes in the allowance for credit losses on finance receivables for the year ended December 31, 1999 are as follows:

             Balance - December 31, 1998.........................$     15,000
             Reduction in Allowance for Credit Losses............      (4,650)
                                                                 ------------
             Balance - December 31, 1999.........................$     10,350
                                === =====                        ============

                                 Page 28 of 35                             F-14

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------


Note 6 -     Notes Receivable - Related Parties

             The Chairman of the Board and the Former Executive Vice President, individually or together, had equity interests in four other entities that had transactions with the Company during the years. The activity in this account was as follows for the years ended December 31:

                                                            1999         1998
                                                        --------     ----------

             Balance, January 1.......................  $      0     $   25,875
             Reductions...............................         0        (25,875)
                                                        --------     ----------
             Balance December 31......................  $      0     $        0
                                                        ========     ==========

Note 7 -     Investment - American Equity Investment Life Holding Company
             (American)

             The Company's investment of 1.68% of the common stock of American is accounted for under the equity method because the Company exercises significant influence over its operating and financial activities. Accordingly, the investment in American is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

             On December 27, 1995, the Company invested $790,000 in American. This was a new company formed by the Chairman of the Board of Twenty Services, Inc. He is Chairman and Chief Executive Officer of American.

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

             During 1999, American sold 130,348 shares of common stock for net proceeds of $1,405,094. The transaction caused the Company's percentage of ownership to decrease from 1.72% to 1.68%.

                                 Page 29 of 35                             F-15

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------


Note 7 - Investment - American Equity Investment Life Holding Company (American) (Continued)

             The following is a summary of the audited balance sheets and statements of operations of American:

                                                                                   1999               1998
                                                                                   ----               ----
             Total Assets................................................  $     1,665,503,450  $     683,011,836
                                                                           ===================  =================

             Total Liabilities...........................................  $     1,532,197,530  $     616,881,315
             Minority Interest...........................................           98,981,629                  0
             Stockholders' Equity........................................           34,324,291         66,130,521
                                                                           -------------------  -----------------

             Total Liabilities and Stockholders' Equity..................  $     1,665,503,450   $    683,011,836
                                                                           ===================  =================

             Revenues....................................................  $        79,810,561   $     37,953,909
             Minority Interest...........................................            2,022,359                  0
             Benefits and Expenses.......................................           75,344,856         37,709,722
                                                                           -------------------  -----------------

             Net Gain....................................................  $         2,443,346   $        244,187
                                                                           ===================  =================

             For 1998, as required by the equity method of accounting, the Company's investment of $986,189 was increased by $4,200 that is 1.72% of American's income. The investment was also increased by $147,056 for the Company's share of American's increase in capital through sale of stock. The net effect on the Company's investment in American is an increase of $151,256, net of $36,764 deferred taxes.

             For 1999, as required by the equity method of accounting, the Company's investment of $1,137,445 was increased by $41,048, which is 1.68% of American's income. The investment was decreased by $601,845, net of deferred tax of $60,314 for the Company's share of American's decrease in capital. The net effect on the Company's investment in American is a decrease of $560,797.

Note 8 -     Property and Equipment

             Property and equipment consisted of the following at December 31:

                                                             1999         1998

             Equipment, Furniture and Automobiles......  $  24,494   $   40,004
             Less: Accumulated Depreciation............     18,780       27,769
                                                         ---------   ----------

             Net Property and Equipment................  $   5,714   $   12,235
                                                         =========   ==========


                                 Page 30 of 35                             F-16

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------

Note  9 -     Income Taxes

              Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes and gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes.

              The provision for income taxes was as follows for the years ended December 31:

                                                                           1999           1998           1997
                                                                           ----           ----           ----
              Current:
                Federal..............................................  $          0  $      55,713   $          0
                Benefit Net Operating Loss Carryback.................       (42,645)             0              0
                Deferred Tax Provision...............................        10,835         54,288         (5,731)
                                                                       ------------  -------------   ------------

              Total Provision for Income Taxes.......................  $    (31,810) $     110,001   $     (5,731)
                                                                       ============  =============   ============

              Deferred tax assets and liabilities at December 31 consisted of the following:

                                                                                          1999           1998

              Deferred tax assets:
                  Net unrealized loss on available for sale securities.............  $     118,794   $           0
                  Net unrealized loss on investment in American Equity
                   Investment Life Holding Company.................................         53,340               0
                                                                                     -------------   -------------
                                                                                           172,134               0
              Less valuation allowance.............................................        (93,414)              0
                                                                                     -------------   -------------
              Total deferred tax assets............................................  $      78,720   $           0
                                                                                     =============   =============
              Deferred  tax liability:
                  Net unrealized gain on investment in American Equity
                   Investment Life Holding Company.................................  $           0   $     104,886
                  Net unrealized loss on available for sale securities.............              0         (35,050)
                  Other book and tax differences...................................              0          (3,156)
                                                                                     -------------   -------------
              Net Deferred Tax Liabilities.........................................  $           0   $      66,682
                                                                                     =============   =============

                                 Page 31 of 35                             F-17

TWENTY SERVICES, INC.

For the Years Ended December 31, 1999 1998, and 1997
--------------------------------------------------------------------------------


Note 10 -    Stockholders' Equity

             The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1996 dividend (approximately $35,400) was declared in February 1997 and paid in March 1997. The 1997 dividend (approximately $35,400) was declared in February 1998 and paid in March 1998. The 1998 dividend (approximately $35,400) was declared in February 1999 and paid in March 1999.

Note 11 - Investment in Twenty Services Holding, Inc.

             The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock of $60,000 has been deducted from stockholders' equity in the accompanying balance sheet.

Note 12 -    Concentration of Credit Risk

             The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $1,318,643 of uninsured investments at December 31, 1999.

Note 13 -    Treasury Stock

             The Company purchased 32,633 shares of its common stock for an aggregate purchase price of $40,792, or $1.25 per share and 8,824 shares of its preferred stock for an aggregate purchase price of $2,206, or $.25 per share, during the year ended December 31, 1999. The shares are held as common treasury stock and preferred treasury stock.

Note 14 -    Prior Period Adjustment

             The accompanying financial statements for 1998 have been restated to correct an error in the recording of deferred taxes from the investment in American. The effect of the restatement was to decrease net income of 1998 by $39,566 ($.03 per share) and an increase in additional paid-in capital by the same amount.

                                 Page 32 of 35                             F-18


                             TWENTY SERVICES, INC.

             Schedule I - Marketable Securities - Other Investments
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------
                                                                                                    Amount at which each
                                             Number of shares                                     portfolio of equity security
                                             or units-principal               Market value of        issues and each other
Name of issuer and title of                   amount of bonds    Cost of       each issue at      security issue carried in the
         each issue                             and notes       each issue   balance sheet date           balance sheet
         ----------                             ---------       ----------   ------------------           -------------
EQUITY SECURITIES AVAILABLE-FOR-SALE:
Amern Hlth Pptys Inc Pfd Repstg 1/100th
Ser B Shs 8.6%.............................         6,000       $   150,000     $   87,750                $      87,750

Fedl Rlty Invt Tr Pfd 7.95%................        10,000           250,000        171,875                      171,875

Health Care Property Investors Inc.........         5,000           191,563        119,375                      119,375

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A
1/400 Cum Pfd..............................         2,000            50,000         59,625                       59,625

Repsol Intl Cap Ltd Pfd Non Cum Gtd Ser A
7.45%......................................         1,000            25,000         20,625                       20,625

Taubman Centers Inc Pfd 8.3o%..............         1,300            32,500         19,662                       19,662

US Restaurant Pptys Pfd Ser A Conv 7.72
11/17/02...................................         1,000            25,000         13,875                       13,875

West Bancorporation Inc....................         2,100            31,766         41,539                       41,539

Health Care Reit Inc.......................         6,250           149,609         94,531                       94,531

HECO Capital Trust II Quids 7.3% Due
12/15/28...................................         6,000           150,000        116,250                      116,250

New Plan Excel Rlty Pfd Tr Inc Ser D 7.8%..         3,000           150,005        134,250                      134,250

Realty Income Corp 8.25% Sr Unsecd Nts Due
2008 Monthly...............................         6,000           150,005        132,000                      132,000

US Home & Garden Tr 1 Pfd 9.4% 04/30/28....           425            10,625          5,950                        5,950
                                                                -----------     ----------                -------------
Total Equity Securities Available-for-Sale.                       1,366,073      1,017,307                    1,017,307
                                                                -----------     ----------                -------------

DEBT SECURITIES AVAILABLE-FOR-SALE:
AMF Bowling World Inv Sr Sub Disc Nt B/E
Steps to 12.25% 3/15/01 Cpn 0.0% Due
03/15/06 Dtd 03/21/96 Call 03/15/01........       175,000           138,691         57,969                       57,969

1st Trust Unit 245 Reit Growth & Income Tr 98
Quarterly Reinvestment.....................         2,832            27,843         22,347                       22,347

Cendant Corp NT CPN 7.750% Due 12/01/03
DTD 11/30/98 FC 06/01/99...................       150,000           152,783        149,875                      149,875

Northwest Airlines Inc CPN 7.625% Due
03/15/05 DTD 03/04/98 FC 09/15/98..........       100,000            95,005         90,000                       90,000


                                 Page 33 of 35                             F-19

TWENTY SERVICES, INC.

Schedule I - Marketable Securities - Other Investments (Continued)
For the Year Ended December 31, 1999
--------------------------------------------------------------------------------
                                                                                                    Amount at which each
                                             Number of shares                                     portfolio of equity security
                                             or units-principal               Market value of        issues and each other
Name of issuer and title of                   amount of bonds    Cost of       each issue at      security issue carried in the
         each issue                             and notes       each issue   balance sheet date           balance sheet
         ----------                             ---------       ----------   ------------------           -------------
AES Corp Sr Notes Death Put CPN 8%
Due 12/31/08 DTD 12/08/98 FC 03/31/99
Call 12/31/00 @ 100........................       100,000       $   100,004     $   93,000                $      93,000

Aetna Svcs Inc GTD DEB CPN 7.625% Due
08/15/26 DTD 08/19/96 FC 02/15/97..........       150,000           156,152        134,177                      134,177

Land O Lakes Cap Trst 1 144A B/E CPN 7.45%
Due 03/15/28 DTD 03/25/98 FC 09/15/98......       100,000            98,932         95,629                       95,629
                                                                -----------     ----------                -------------

Total Debt Securities Available-for-Sale...                         769,410        642,997                      642,997
                                                                -----------     ----------                -------------

DEBT SECURITIES HELD-TO-MATURITY--
GNMA Mortgage Backed Certificates, Due 2012                           3,905          3,905                        3,905
                                                                -----------     ----------                -------------

Total......................................                     $ 2,139,388     $1,664,209                $   1,664,209
                                                                ===========     ==========                =============

                                 Page 34 of 35                             F-20

                                   SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TWENTY SERVICES, INC.


                                              BY: JACK C. BRIDGES
                                                 ------------------------
                                                 Jack C. Bridges
                                                 Executive Vice-President



Dated:   3/24/00
      -----------




SIGNATURE                           CAPACITY                       DATE


/S/ DAVID J. NOBLE                  Chairman and Director
------------------------            of Twenty Services, Inc.      3/24/00
David J. Noble                      (The Registrant)              ----------
                                    Principal Executive
                                    Officer)


/s/ A.J. STRICKLAND, III            Vice-Chairman and              3/24/00
------------------------            Director of the                ----------
A.J. Strickland, III                Registrant