Form 10-Q
period 2000-03-31
TWENTY SERVICES INC
filed 2000-05-08
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000              Commission File NO. 0-8488
                  --------------                                  ------


                             TWENTY SERVICES, INC.
                             ---------------------
            (Exact name of Registrant as specified in its Charter)

ALABAMA                                                       63-0372577
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. NO.)
 incorporation or organization)

20 Cropwell Drive - Suite 100                               Pell City, AL 35128
-------------------------------------------------------------------------------

Registrant's telephone number, including area code          (205) 884-7932
                                                            -------------------


-------------------------------------------------------------------------------
Former name (former address) and former fiscal year, if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

     YES        X                                  NO   _______
           -----------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the period of this report.

          Par Value $0.10 per share                1,283,068

                             TWENTY SERVICES, INC.

                                     INDEX



Twenty Services, Inc. Financial Statements
          (Unaudited)


Condensed Balance Sheets
          March 31, 2000 and December 31, 1999............................. 3

Condensed Statement of Operations
          Three Months Ended March 31, 2000 and 1999....................... 4

Condensed Statement of Cash flows
          Three Months Ended March 31, 2000 and 1999....................... 5

Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 6

Other Information.......................................................... 7

Signatures................................................................. 8

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                          March 31,       December 31,
                                                            2000              1999
                                                         -----------      ------------
Cash and temporary investments                           $  131,436       $  164,122
Marketable securities                                     1,720,303        1,664,209
Investment-American Equity Investment
 Life Holding Company                                       576,648          576,648
 Receivables, Net                                           147,308          108,189
Property and equipment, Net                                   5,714            5,714
Other assets                                                 82,571          122,610
                                                         ----------       ----------
Total assets                                             $2,663,980       $2,641,492
                                                         ==========       ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses                   $   64,597       $   34,879
 Income taxes payable                                         3,000                0
                                                         ----------       ----------
    Total liabilities                                        67,597           34,879
                                                         ----------       ----------

Stockholder's equity:
 Preferred stock, Cumulative $0.10 par value                 50,511           50,511
 Common stock, par value $0.10                              128,307          128,307
 Additional paid-in capital                               1,528,768        1,528,768
 Retained earnings                                        1,371,445        1,365,481
 Net unrealized gain (loss) on
    available-for-sale securities                          (356,387)        (356,387)
  Less investment in Twenty Services Holding                (60,000)         (60,000)
  Treasury Stock                                            (66,261)         (50,067)
                                                         ----------       ----------
    Net stockholders' equity                              2,596,383        2,606,613
                                                         ----------       ----------

Total liabilities and stockholders' equity               $2,663,980       $2,641,492
                                                         ==========       ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                           Three Months Ending
                                                                 March 31,
                                                         --------------------------
                                                            2000            1999
                                                         ----------      ----------
Revenues                                                 $   48,041      $   54,808

Expenses:
     General and administrative                              39,077          38,802
                                                         ----------      ----------
Gain from operations                                          8,964          16,006

Other income:
     Gain (loss) on sale of property
          and investments                                         -         (38,781)
                                                         ----------      ----------

Income (loss) before income tax                               8,964         (22,775)

Provision for income taxes                                    3,000          (7,000)
                                                         ----------      ----------
Net income (loss)                                        $    5,964      $  (15,775)
                                                         ==========      ==========
Weighted average number of
     Common shares outstanding                            1,283,068       1,283,068
                                                         ==========      ==========
Earnings per share *                                     $    ( .00)     $    ( .02)
                                                         ==========      ==========

     ** After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                           2000               1999
                                                         --------          ----------
Cash flows from operating activities:
 Interest and dividends received                         $ 46,558          $   47,305
 Rental income                                              1,483               7,483
 Cash paid employees, suppliers and
    for income taxes                                       (6,359)           (157,049)
                                                         --------          ----------
 Net cash provided (used) by
  operating activities                                     41,682            (102,261)
                                                         --------          ----------

Cash flows from investing activities:
 Principal collected on loans                               1,826               5,546
 Sale (purchase) of securities                            (60,000)             36,219
 Purchase of Treasury Stock                               (16,194)                183
                                                         --------          ----------
 Net cash provided (used) by
  investing activities                                    (74,368)             41,948
                                                         --------          ----------

Net (decrease) in cash                                    (32,686)            (60,313)
Cash and temporary investments,
  beginning of period                                     164,122              85,653
                                                         --------          ----------
Cash and temporary investments
  end of period                                          $131,436          $   25,340
                                                         ========          ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES


          During the three months ended March 31, 2000, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current liabilities to generate liquidity.

          The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that is financing activities will continue to use cash flows.

                             RESULTS OF OPERATIONS
                             ---------------------


          The Registrant reported a net income of $5,964 for the three months ended March 31, 2000 as compared to the net loss of $15,775 for the corresponding 1999 period. The 1999 loss resulted from a loss of $38,781 on the sale of marketable securities.

REVENUES
--------

          Revenues for the three months ended March 31, 2000 of $48,041 were comparable to $54,808 for the corresponding 1999 period. The decrease was due primarily to a decrease in rental income.

EXPENSES
--------

          General and administrative expenses increased from $38,802 in 1999 to $39,077 for the corresponding 2000 period.

-------------------------------------------------------------------------------


The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings..............................................  None

Item 2.  Changes in Securities..........................................  None

Item 3.  Defaults Upon Senior Securities................................  None

Item 4.  Submission of Matters to a Vote of Security Holders............  None

Item 5.  Other Information:

                         On February 29, 2000, the Board of Directors of the
                    Registrant declared a cash dividend of SEVEN CENTS ($.07) PER SHARE, payable March 31, 2000 to holders of record at February 29, 2000 of Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 1999. On March 31, 2000, the dividend so declared was paid in the amount of approximately $32,500.

                             TWENTY SERVICES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TWENTY SERVICES, INC.
                             --------------------
                                 (Registrant)


 May 5, 2000                         /s/ Jack C. Bridges
-------------------                 --------------------------------
Date                                Jack C. Bridges
                                    Executive Vice-President