Form 10-Q
period 2000-06-30
TWENTY SERVICES INC
filed 2000-08-14
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Six Months Ended   June 30, 2000               Commission File No. 0-8488
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


20 Cropwell Drive  - Suite 100                            Pell City, AL 35128
--------------------------------------------------------------------------------
(Address or principal executive offices)                      (City, State, Zip)


Registrant's telephone number, including area code          (205) 884-7932
                                                         ----------------------

105 Vulcan Road - Suite 401                               Birmingham, AL 35209
-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last
             --------------
report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or l5 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

     YES       X                                             NO
           ---------                                            -----------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as the period of this report.

          Par Value $0.10 per share           1,283,068 shares

                             TWENTY SERVICES, INC.


                                     INDEX


Twenty Services, Inc. Financial Statements
                 (Unaudited)

Condensed Balance Sheets
     June 30, 2000 and December 31, 1999                              3

Condensed Statement of Operations
     Six Months Ended June 30, 2000 and 1999                          4

Condensed Statement of Cash Flows
     Six Months Ended June 30, 2000 and 1999                          5

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        6

Other Information                                                     7

Signatures                                                            8

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  (UNAUDITED)

                                     ASSETS

                                                              June 30,   December 31,
                                                                2000        1999
                                                             ----------  ------------

Cash and temporary investment                                $  154,100    $  164,122
Marketable securities                                         1,698,783     1,664,209
Investment-American Equity Investment
 Life Holding Company                                           576,648       576,648
Finance receivables, Net                                        103,028       108,189
Property and equipment, Net                                       5,714         5,714
Other Assets                                                     74,361       122,610
                                                             ----------    ----------

Total assets                                                 $2,612,634    $2,641,492
                                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                      $   23,011    $   34,879
                                                             ----------    ----------

Stockholder's equity:
  Preferred stock, Cumulative $0.10 par value                    50,511        50,511
  Common stock, par value $0.10                                 128,307       128,307
  Additional paid-in capital                                  1,528,801     1,528,768
  Retained earnings                                           1,374,171     1,365,481
  Net unrealized  (loss) on available-for-sale securities      (356,387)     (356,387)
  Less investment in Twenty Services Holding                    (60,000)      (60,000)
  Treasury Stock                                                (75,780)      (50,067)
                                                             ----------    ----------
     Net stockholder's equity                                 2,589,623     2,606,613
                                                             ----------    ----------

Total liabilities and stockholder's equity                   $2,612,634    $2,641,492
                                                             ==========    ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                           Three Months Ending          Six Months Ending
                                                  June 30                    June 30
                                        --------------------------   ------------------------
                                           2000            1999         2000         1999
                                        ----------      ----------   ----------    ----------

Revenues                                $   41,270      $   48,467   $   89,311    $  103,274

Expenses:
 General and Administrative                 37,544          32,607       76,621        71,410
                                        ----------      ----------   ----------    ----------


Income (loss) from
 operations                                  3,726          15,860       12,690        31,864

Other Income:
 Gain (loss) on sale of
  property and investments                       -               -            -       (38,781)
                                        ----------      ----------   ----------    ----------

Income (loss) before
   income tax                                3,726          15,860       12,690        (6,917)

Provision for income taxes                  (1,000)         (6,639)      (4,000)          361
                                        ----------      ----------   ----------    ----------

Net income (loss)                       $    2,726      $    9,221   $    8,690    $   (6,556)

Weighted average number of
 common shares outstanding               1,283,068       1,283,068    1,283,068     1,283,068
                                        ==========      ==========   ==========    ==========

Earnings per share *
 Net income (loss)                      $       00      $      .00   $      .00    $      .00
                                        ==========      ==========   ==========    ==========

  . After giving effect on a pro-rate basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30,
                                                                  2000        1999
                                                               ---------    ---------
Cash flows from operating activities:
  Interest and dividends received                              $  87,754    $  95,145
  Rental income                                                    1,557        9,129
  Cash paid employees, and suppliers                             (55,880)    (136,203)
  Income tax refund                                               50,537            -
                                                               ---------    ---------

  Net cash provided (used) by operating activities                83,968      (31,929)
                                                               ---------    ---------


Cash flows from investing activities:
  Principal collected on loans                                     5,161       14,821
  Sale (purchase) of securities                                  (38,480)           -
  Proceeds from sale of assets                                         -       36,219
  Principal collected on held-to-maturity securities                 400          450
                                                               ---------    ---------

  Net cash provided (used) by investing activities               (32,919)      51,490
                                                               ---------    ---------

Cash flows from financing activities:
  Preferred stock dividends                                      (35,358)     (35,358)
  Purchase Treasury Stock                                        (25,713)     (15,423)
                                                               ---------    ---------

     Net cash used by financing activities                       (61,071)     (50,781)
                                                               ---------    ---------

Net (decrease) in cash                                           (10,022)     (31,220)

Cash and temporary investments,
  beginning of period                                            164,122       85,653
                                                               ---------    ---------

Cash and temporary investments
  end of period                                                $ 154,100    $  54,433
                                                               =========    =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     During the six months ended June 30, 2000, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as its deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.


                             RESULTS OF OPERATIONS
                             ---------------------


     The Registrant reported a net income of $8,690 for the six months ended June 30, 2000 as compared to the net loss of $6,556 for the corresponding 1999 period. The loss resulted from a loss of $38,781 on the sale of marketable securities in 1999.

REVENUES
--------

     Revenues for the six months ended June 30, 2000 of $89,311 were comparable to $103,274 for the corresponding 1999 period.

EXPENSES
--------

     General and administrative expenses were $76,621 in 2000 as compared to $71,410 in 1999.

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



                             TWENTY SERVICES, INC.
                             ---------------------
                                  (Registrant)



Date   August 10, 2000              /s/ Jack C. Bridges
                                    ------------------------------------------
                                    Jack C. Bridges - Executive Vice-President