Form 10-Q
period 2000-09-30
TWENTY SERVICES INC
filed 2000-11-13
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Nine Months Ended September 30, 2000           Commission File No. 0-8488
                      ------------------                               ------


                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


           ALABAMA                                            63-0372577
---------------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
incorporation or organization)

20 Cropwell Drive - Suite 100                         Pell City, AL       35128
---------------------------------------------------------------------------------------
(Address or principal executive offices)                  (City, State, Zip)

Registrant's telephone number, including area code   (205) 884-7932
                                                    -----------------

105 Vulcan Road - Suite 401                           Birmingham, AL      35209
---------------------------------------------------------------------------------------

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


     YES   X                                  NO
        ---------                                ______

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the period of this report.

           Par Value $0.10 per share          1,283,068 shares

                             TWENTY SERVICES, INC.

                                     INDEX


Twenty Services, Inc. Financial Statements
     (Unaudited)

Condensed Balance Sheets
     September 30, 2000 and December 31, 1999                  3

Condensed Statement of Operations
     Nine Months Ended September 30, 2000 and 1999             4

Condensed Statement of Cash Flows
     Nine Months Ended September 30, 2000 and 1999             5

Management's Discussion and Analysis of Financial Condition
     And Results of Operations                                 6

Other Information                                              7

Signatures                                                     8


                             TWENTY SERVICES, INC.

                           CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                    ASSETS

                                                              September 30,           December 31,
                                                                  2000                    1999
                                                              -------------           ------------
Cash and temporary investments                                  $  186,085             $  164,122
Marketable securities                                            1,590,036              1,664,209
Investment-American Equity Investment
Life Holding Company                                               576,648                576,648
Finance Receivables, Net                                           115,694                108,189
Property and equipment, Net                                          5,714                  5,714
Other Assets                                                        78,720                122,610
                                                                ----------             ----------

Total assets                                                    $2,552,897             $2,641,492
                                                                ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                        $    1,479             $   34,879
                                                                ----------             ----------
Stockholders' equity:
   Preferred stock, Cumulative, $0.10 par value                     50,511                 50,511
   Common stock, par value $0.10                                   128,307                128,307
   Additional paid-in capital                                    1,528,801              1,528,768
   Retained earnings                                             1,375,382              1,365,481
   Net unrealized (loss) on available-for-sale securities         [356,387]              [356,387]
   Less investment in Twenty Services Holding                      [60,000]               [60,000]
   Treasury Stock                                                 [115,196]               [50,067]
                                                                ----------             ----------
     Net stockholders' equity                                   $2,551,418             $2,606,613
                                                                ==========             ==========

Total liabilities and stockholders' equity                      $2,552,897             $2,641,492
                                                                ==========             ==========


                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ending                  Nine Months Ending
                                                  September 30,                        September 30,
                                               -------------------                  ------------------
                                               2000           1999                  2000          1999
                                            ----------     ----------            ----------    ----------
Revenues                                    $   37,919     $   48,512            $  127,230    $  151,787

Expenses:
   General and
   Administrative                               26,721         24,830               103,337        96,240
                                            ----------     ----------            ----------    ----------
Income from
    Operations                                  11,198         23,682                23,892        55,547

Other Income:
   Gain (loss) on sale
   of property and
    investments                                      -            498                     -       (38,283)
                                            ----------     ----------            ----------    ----------
 Income before
   income tax                                   11,198         24,180                23,892        17,264

Provision for
   income taxes                                  7,000          6,000                11,000         5,639
                                            ----------     ----------            ----------    ----------


Net income                                  $    4,198     $   18,180            $   12,892    $   11,625
                                            ==========     ==========            ==========    ==========

Weighted average
number of common
shares outstanding
Earnings per share*                          1,283,068      1,283,068             1,283,068     1,283,068
                                            ==========     ==========            ==========    ==========

 Net Income                                 $      .00     $      .00            $      .00    $      .00
                                            ==========     ==========            ==========    ==========

* After giving effect on a pro-rata basis to anticipated preferred Dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                        Nine Months Ending
                                                           September 30,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
Cash flows from operating activities:
 Interest, dividends and rental income                 $ 127,230   $ 151,787
 Cash paid employees, suppliers
  and for income taxes                                  (110,044)   (172,189)
                                                       ---------   ---------

 Net cash provided by operating activities                17,186     (20,402)
                                                       ---------   ---------

Cash flows from investing activities:
 Principal collected on loans                             18,909      15,821
 Loans made to customers                                 [26,414]          -
 Proceeds from sale of assets and securities             112,444      63,534
 Principal collected on held-to-maturity securities          505         700
                                                       ---------   ---------

 Net cash provided by investing activities               105,444      80,055
                                                       ---------   ---------
Cash flows from financing activities:
 Preferred stock dividends                               (35,538)    (35,538)
 Purchase Treasury Stock                                 (65,129)    (18,359)
                                                       ---------   ---------

 Net cash used by financing activities                  (100,667)    (53,897)
                                                       ---------   ---------

 Net increase in cash                                     21,963       5,756

 Cash and temporary investments,
  Beginning of period                                    164,122      85,653
                                                       ---------   ---------
Cash and temporary investments,
     End of period                                      $186,085   $  91,409
                                                       =========   =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES



     During the nine months ended September 30, 2000, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that is financing activities will continue to use cash flows.


RESULTS OF OPERATIONS
---------------------

     The Registrant reported a net income of $12,892 for the nine months ended September 30, 2000 as compared to the net income of $11,625 for the corresponding 1999 period.

REVENUES
--------

     Revenues for the nine months ended September 30, 2000 of $127,230 were comparable to $151,787 for the corresponding 1999 period.

                                    EXPENSES
                                    --------

     General and administrative expenses were $103,337 in 2000 as compared to $96,240 in 1999.

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



                                TWENTY SERVICES, INC.
                                ---------------------
                                    (Registrant)



Date: November 8, 2000           /s/ Jack C. Bridges
     ---------------------      ------------------------------------------
                                Jack C. Bridges - Executive Vice-President