Form 10-K
period 2000-12-31
TWENTY SERVICES INC
filed 2001-04-02
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-8488
                  For the fiscal year ended December 31, 2000

                             TWENTY SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

         ALABAMA                                  63-0372577
--------------------------------                  ------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

     20 Cropwell Road
     Pell City, Alabama                                  35128

Registrant's telephone number, including area code (205) 884-7932
Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                        7% Cumulative Preferred Stock*
                               (Title of Class)
                               ----------------

Indicate by checkmark whether the Registrant (1 has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
          YES [X]                                   NO [_]
As of December 31, 2000, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2000, the aggregate market value of the voting stock of the Registrant held by non affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,480,000.

                  Documents incorporated by reference:  None

_____________________________________________________

*    Includes 7% Cumulative Series A-1980 Preferred Stock,
     7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative
     Series A-1982 Preferred Stock, and 7% Cumulative Series
     A-1985 Preferred Stock.

1. BUSINESS.

     (a) General Development of Business. Since its inception in 1955, Twenty Services, Inc. (hereinafter sometimes referred to as the "Registrant" or "Company"), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. ("Holding"), the owner of approximately 56% of the Registrant's outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa ("Statesman"). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa ("American Equity"). As of the date of this Annual Report on Form 10-K the Registrant owns 237,000 shares of common stock of American Equity.

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

     Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans              2000      1999      1998      1997       1996
                         --------  --------  --------  --------  ---------
Real Estate              $107,178  $ 43,280  $ 46,836  $ 78,759  $ 124,401

Business and
Miscellaneous            $ 67,046    75,259    72,295    62,332   153,1 50
                         --------  --------  --------  --------  ---------

Total:                   $174,224  $118,539  $119,131  $141,091  $ 277,551
                         ========  ========  ========  ========  =========

Of the Registrant's aggregate loan portfolio as of December 31, 2000, approximately 65% was secured by mortgages on real estate and approximately 35% was unsecured.

     Interest Income. The following tabulation sets forth certain information respecting the Registrant's net interest income for each of the years indicated:

                             2000      1999      1998
                           --------  --------  --------
Interest Income             $75,107   $69,920   $32,270

Net Interest Income         $75,107   $69,920   $32,270

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

     Employees. During 2000 and 1999, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

     At February 2001, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

     The Registrant considers its relationship with its employees to be good.

     Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on July 28/th/, 2000. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the quarter ended December 31, 2000, no matter was submitted to a vote of the security holders of the Registrant.

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

          (b) Holder of Records. As of December 31, 2000 there were 1,801 holders of record of the outstanding Common Stock of the Registrant, and 1,043 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

          (c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 2000, the Registrant reflected earned surplus of $1,408,038 and reflected capital surplus of $1,534,439.

          As of December 31, 2000, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2000 and 1999, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

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

     SELECTED FINANCIAL DATA
     The following tabulation sets forth certain financial information respecting the

Registrant              2000          1999          1998         1997         1996
                     ----------    ----------    ----------   ----------   ----------
Revenues             $  189,706    $  199,001    $  167,074   $  197,149   $  182,303
                     ==========    ==========    ==========   ==========   ==========

Net Income
(Loss)               $   77,915    $   (2,720)   $  239,671   $   64,656   $ ( 57,242)
                     ==========    ==========    ==========   ==========   ==========

Earnings
(Loss) per
Common Share:
Net Income
(Loss)               $     (.03)   $     (.03)   $      .16   $      .02   $     (.07)
                     ==========    ==========    ==========   ==========   ==========

Total
Assets               $2,983,774    $2,641,492    $3,617,935   $3,368.378   $3,110,572
                     ==========    ==========    ==========   ==========   ==========

Dividends
Declared:

Common
Stock                $        0    $        0    $        0   $        0   $        0
                     ==========    ==========    ==========   ==========   ==========

Preferred
Stock                $   35,357/1/    $35,357/2/    $35,357/3/   $35,357/4/   $35,357/5/
                     ==========    ==========    ==========   ==========   ==========

Total                $   35,357    $   35,357    $   35,357   $   35,357   $   35,357
                     ==========    ==========    ==========   ==========   ==========

Book Value
Per Common Share
Outstanding          $     2.25    $     1.67    $     2.28   $     2.20   $     1.98
                     ==========    ==========    ==========   ==========   ==========

________________
1 Reflects dividend respecting Preferred Stock declared on February 28, 2001.

2 Reflects dividend respecting Preferred Stock declared on February 26, 2000.

3 Reflects dividend respecting Preferred Stock declared on February 27, 1999.

4 Reflects dividend respecting Preferred Stock declared on February 10, 1998.

5 Reflects dividend respecting Preferred Stock declared on February 15, 1997.

          7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. During 2000 the Registrant's liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

     Results of Operations. The Registrant reported a net income of $77,915 in 2000 as compared to net loss of $2,720 in 1999. The increase was due primarily to the decrease of approximately $87,000 in loss on sale of marketable securities. General and administrative expenses decreased from $146,102 in 1999 to $145,303 in 2000.

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

                                        Material Occupations
Names and Positions                     And Positions During
with the Registrant          Age        The last five (5) years
----------------------       ---        -----------------------

David J. Noble                69        Chairman of the Board of
Chairman of the Board                   Directors, Twenty Services, Inc.
                                        Birmingham, Alabama
                                        (finance business),
                                        since 1980 and 1979.
                                        Chairman of the Board
                                        of Directors, Treasurer
                                        and Director, Twenty
                                        Services Holding, Inc.
                                        Birmingham, Alabama
                                        (holding company) since
                                        1979; Chairman of the
                                        Board of Directors and
                                        President of American
                                        Equity Investment Life
                                        Holding Company since
                                        1995.

Dr. A. J. Strickland, III     59        Director and Vice-Chairman
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

                                            Material Occupations
Names and Positions                         And Positions During
with the Registrant            Age          the last five (5) years
-------------------            ---          -----------------------

Dr. A.J. Strickland, III       59           Director, American
                                            Equity Investment Life
                                            Holding Company,
                                            Des Moines, Iowa,
                                            since 1995.

Jack C. Bridges                73           Executive Vice-President,
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

11.  EXECUTIVE COMPENSATION

          Current Remuneration. During 2000 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2000.


Name of Individuals or
Number of Persons           Capacities           Salaries and
In Group                    which served         Directors' Fees
--------                    ------------         ---------------

All directors and           Directors and        $37,600
officers as a group         Officers
(three (3) persons)

     REMUNERATION IN THE FUTURE. As of December 31, 2000, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

     Directors' Remuneration. All directors of the Registrant receive $300 per month.

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

            ______________
(l) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 28, 2001, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

               ______________

          As of February 28, 2001, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 718,069 shares of common stock of the Registrant, or approximately 55% of the outstanding common stock of the Registrant as of such date.

          (c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          There were no transactions during 2000 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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


                              TWENTY SERVICES, INC.




                          By: /s/ Jack C. Bridges
                             -------------------------
                              Jack C. Bridges
                              Executive Vice-President



Dated: 3-29-2001



SIGNATURE                     CAPACITY                      DATE
---------                     --------                      ----

/s/ David J. Noble
-----------------------       Chairman and Director
David J. Noble                of Twenty Services, Inc.      3-29-2001
                              (The Registrant)
                              Principal Executive
                              Officer)

/s/ A.J. Strickland, III
------------------------      Vice-Chairman and             3-29-2001
A.J. Strickland, III          Director of the
                              Registrant

                             TWENTY SERVICES, INC.


                             Financial Statements
                                      and
                         Financial Statement Schedule
                              For the Years Ended
                       December 31, 2000, 1999, and 1998

                             TWENTY SERVICES, INC.

        Index to Financial Statements and Financial Statement Schedule

                       December 31, 2000, 1999, and 1998

Index to Financial Statements and Financial Statement
Schedule........................................................          F-1

Independent Auditors' Report....................................          F-2

Balance Sheets..................................................          F-3

Statements of Operations........................................          F-4

Statements of Comprehensive Income (Loss).......................          F-5

Statements of Cash Flows........................................    F-6 & F-7

Statements of Changes in Stockholders' Equity...................    F-8 & F-9

Notes to Financial Statements...................................  F-10 - F-18

Financial Statement Schedule:

 Schedule I - Marketable Securities - Other Investments.........  F-19 & F-20

         [LETTERHEAD OF BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.]



                         Independent Auditors' Report
                         ----------------------------

The Shareholders and
the Board of Directors
Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of operations, comprehensive income, cash flows and of changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of marketable securities - other investments for the year ended December 31, 2000, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.
Birmingham, Alabama

/s/ Borland, Benefield, Crawford & Webster, P.C.

March 16, 2001

                                     B K R
                                 INTERNATIONAL
            Independent Member Firms In Principal Cities Worldwide.

                             TWENTY SERVICES, INC.

                                Balance Sheets


                                                                       December 31,
                                                                    2000         1999
                                                                 ----------   ----------
Assets
Cash and Temporary Investments.................................  $  165,009   $  164,122
Accounts Receivable............................................       3,966        1,245
Marketable Securities..........................................   1,640,949    1,664,209
Finance Receivables, Net.......................................     163,874      108,189
Refundable Income Taxes........................................           -       42,645
Deferred Tax Benefit...........................................      52,498       78,720
Investment - American Equity Investment Life Holding
 Company.......................................................     956,662      576,648
Property and Equipment, Net of Accumulated Depreciation........         816        5,714
                                                                 ----------   ----------

Total Assets...................................................  $2,983,774   $2,641,492
                                                                 ==========   ==========

Liabilities and Stockholders' Equity
Liabilities:
   Accounts Payable and Accrued Expenses.......................  $   41,297   $   34,879
                                                                 ----------   ----------

Stockholders' Equity:
   Preferred Stock, Cumulative Nonvoting, Par Value $.10;
    2,500,000 Shares Authorized; 505,110 Shares Issued and
    Outstanding (Involuntary Liquidation Value $530,366).......      50,511       50,511
   Common Stock, Par Value $.10; 2,500,000 Shares
     Authorized, 1,283,068 Shares Issued and Outstanding.......     128,307      128,307
   Additional Paid-In Capital..................................   1,829,159    1,528,768
   Retained Earnings...........................................   1,408,038    1,365,481
   Net Unrealized Loss on Available-for-Sale Securities,
    Net of $95,195 and $118,795 Deferred Income Taxes in 2000
    and 1999, Respectively.....................................    (285,584)    (356,387)
   Less: Investment in Twenty Services Holding, Inc............     (60,000)     (60,000)
   Preferred Treasury Stock....................................      (3,657)      (2,753)
   Common Treasury Stock.......................................    (124,297)     (47,314)
                                                                 ----------   ----------
          Net Stockholders' Equity.............................   2,942,477    2,606,613
                                                                 ----------   ----------

Total Liabilities and Stockholders' Equity.....................  $2,983,774   $2,641,492
                                                                 ==========   ==========

The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                           Statements of Operations


                                                   For the Years Ended December 31,
                                                   2000        1999          1998
                                                   ----        ----          ----
                                                                        As Restated
Revenues:
 Interest......................................  $ 75,107   $  69,920     $  32,270
 Lease.........................................     1,460       8,584         9,651
 Dividends.....................................   102,585     111,711       124,391
 Other.........................................    10,554       8,786           762
                                                 --------   ---------     ---------
   Total Revenues..............................   189,706     199,001       167,074
                                                 --------   ---------     ---------

Expenses:
 General and Administrative....................   140,405     141,198       149,211
 Depreciation..................................     4,898       4,904        10,000
                                                 --------   ---------     ---------
   Total Expenses..............................   145,303     146,102       159,211
                                                 --------   ---------     ---------

Gain from Operations...........................    44,403      52,899         7,863
                                                 --------   ---------     ---------

Other Income (Loss):
 Gain (Loss) on Sale of Marketable Securities..   (43,488)   (130,695)        1,775
 Gain on Sale of Property......................         -       2,218         3,000
 Provision for Equity in Gain of
  American Equity..............................    78,031      41,048         4,200
 Contingent Payment Rights From Statesman
  Group Stock..................................         -           -       332,834
                                                 --------   ---------     ---------

   Total Other Income (Loss)...................    34,543     (87,429)      341,809
                                                 --------   ---------     ---------

Income (Loss) Before Income Taxes..............    78,946     (34,530)      349,672

Provision for Income Taxes.....................     1,031      31,810      (110,001)
                                                 --------   ---------     ---------

Net Income (Loss)..............................  $ 77,915   $  (2,720)    $ 239,671
                                                 ========   =========     =========

Income (Loss) Per Common Share.................  $    .03   $    (.03)    $     .16
                                                 ========   =========     =========

The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                   Statements of Comprehensive Income (Loss)


                                             For the Years Ended December 31,
                                              2000       1999          1998
                                            --------  ---------     ---------
                                                                  As Restated

Net Income (Loss).........................  $ 77,915  $  (2,720)    $ 239,671

Other Comprehensive Income, Net of Tax -
 Unrealized Gain (Loss) on Securities.....    70,803   (251,239)     (151,133)
                                            --------  ---------     ---------

Comprehensive Income (Loss)...............  $148,718  $(253,959)    $  88,538
                                            ========  =========     =========

The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                            Statements of Cash Flows


                                                       For the Years Ended December 31,
                                                          2000        1999          1998
                                                     ---------   ---------   -----------
                                                                             As Restated
Cash Flows From Operating Activities:
   Interest and Dividends Received.................  $ 175,213   $ 181,865   $   163,504
   Lease Income....................................      1,460       8,584         9,651
   Other Income....................................      2,419       8,552           762
   Cash Paid to Suppliers and Employees............   (135,670)   (137,340)     (154,288)
   Income Taxes Paid...............................          -    (125,000)            -
   Income Tax Refunds Received.....................     50,538      69,451             -
                                                     ---------   ---------   -----------

Net Cash Flows From Operating Activities...........     93,960       6,112        19,629
                                                     ---------   ---------   -----------

Cash Flows From Investing Activities:
   Principal Collected on Loans....................     12,373      34,904        13,060
   Loans Made to Customers.........................    (68,058)    (38,962)      (16,100)
   Principal Collected on Loans - Related Parties..          -           -        25,875
   Principal Collected on Held-to-Maturity
    Securities.....................................        204       2,826         6,348
   Proceeds from Sale of Available-for-Sale
    Securities.....................................    133,971     146,071       905,631
   Proceeds From Sale of Fixed Assets..............          -       3,831             -
   Purchases of Available-for-Sale Securities......    (60,000)     (1,797)   (1,272,826)
   Contingent Payment Right From Statesman
    Group Stock....................................          -           -       332,834

   Proceeds From the Sale of Repossessed
    Property.......................................          -           -        28,000
                                                     ---------   ---------   -----------

Net Cash Flows From Investing Activities...........     18,490     146,873        22,822
                                                     ---------   ---------   -----------

Cash Flows From Financing Activities:
   Preferred Stock Dividends Paid..................    (33,676)    (31,518)      (35,357)
   Purchase of Treasury Stock......................    (77,887)    (42,998)       (6,713)
                                                     ---------   ---------   -----------

Net Cash Flows From Financial Activities...........   (111,563)    (74,516)      (42,070)
                                                     ---------   ---------   -----------

Net Increase in Cash...............................        887      78,469           381

Cash and Temporary Investments -
 Beginning of Year.................................    164,122      85,653        85,272
                                                     ---------   ---------   -----------

Cash and Temporary Investments -
 End of Year.......................................  $ 165,009   $ 164,122   $    85,653
                                                     =========   =========   ===========

The accompanying notes are an integral part of these financial statements.

TWENTY SERVICES, INC. AND SUBSIDARY

                                                        For the Years Ended December 31,
                                                          2000       1999          1998
                                                          ----       ----          ----
                                                                            As Restated
Reconciliation of Net Income to Net Cash From
 Operating Activities:
   Net Income (Loss)................................  $ 77,915   $ (2,720)    $ 239,671
   Adjustments to Reconcile Net Income to Net
    Cash From Operating Activities:
      Contingent Payment From Statesman Group
       Stock........................................         -          -      (332,834)
      Purchased Interest............................         -          -         6,844
      Depreciation and Amortization.................     4,898      4,904        10,000
      Provision for Equity in Gain of American
       Equity.......................................   (78,031)   (41,048)       (4,200)
      Provision for Recovery of Prior Year Income
       Taxes........................................    42,645    (42,645)            0
      Net Change in Deferred Income Taxes...........     1,031     (1,344)       54,288
      (Gain) Loss on Sale of Marketable Securities..    43,488    130,695        (1,775)
      Gain on Sale of Property......................         -     (2,218)       (3,000)
      (Increase) Decrease in Accounts Receivable....    (2,721)       243        (1,488)
      Increase (Decrease) in Accounts Payable
       and Accrued Liabilities......................     4,735     15,958        (3,590)
      Increase (Decrease) in Income Taxes Payable...         -    (55,713)       55,713
                                                      --------   --------     ---------

Net Cash From Operating Activities..................  $ 93,960   $  6,112     $  19,629
                                                      ========   ========     =========

The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                 Statements of Changes in Stockholders' Equity

             For the Years Ended December 31, 2000, 1999, and 1998
--------------------------------------------------------------------------------

                                                                                                                      Investment
                                                                                                      Accumulated      in Twenty
                                                                      Additional      Retained           Other         Services
                                          Preferred      Common         Paid-In       Earnings       Comprehensive     Holding,
                                         Stock $.10    Stock $.10       Capital       (Deficit)         Income           Inc.
                                         ----------    ----------       -------       ---------         ------           ----
Balance, December 31, 1997.............  $  50,511    $  128,307     $ 1,960,007    $  1,199,245     $   45,985      $  (60,000)

Net Income.............................          -             -               -         239,671              -               -

Purchase of Treasury Stock.............          -             -               -               -              -               -

Dividend on Preferred Stock
 ($.07 Per Share)......................          -             -               -         (35,357)             -               -

Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax of $50,379.....          -             -               -               -       (151,133)              -

Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $36,764.................          -             -         110,292               -              -               -
                                         ---------    ----------    ------------    ------------     ----------      ----------

Balance - December 31, 1998,
 As Restated...........................     50,511       128,307       2,070,299       1,403,559       (105,148)        (60,000)

Net Loss...............................          -             -               -          (2,720)             -               -

Purchase of Treasury Stock.............          -             -               -               -              -               -

Dividends on Preferred Stock,
 ($.07 Per Share).......................         -             -               -         (35,358)             -               -

Share of Decrease in American
 Equity Capital, Net of Deferred
 Income Tax of $60,314.................          -             -        (541,531)              -              -               -

                                             Preferred       Common
                                             Treasury       Treasury
                                               Stock          Stock        Total
                                               -----          -----        -----
Balance, December 31, 1997.............    $  (356)      $      -    $   3,323,699

Net Income.............................          -              -          239,671

Purchase of Treasury Stock.............       (191)        (6,522)          (6,713)

Dividend on Preferred Stock
($.07 Per Share).......................          -              -          (35,357)

Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax of $50,379.....          -              -         (151,133)

Share of Increase of American
 Equity Capital, Net of Deferred
 Income Tax of $36,764.................          -              -          110,292
                                            ------       --------    -------------

Balance - December 31, 1998,
 As Restated...........................       (547)        (6,522)       3,480,459

Net Loss...............................          -              -           (2,720)

Purchase of Treasury Stock.............     (2,206)       (40,792)         (42,998)

Dividends on Preferred Stock,
($.07 Per Share).......................          -              -          (35,358)

Share of Decrease in American
 Equity Capital, Net of Deferred
 Income Tax of $60,314.................          -              -         (541,531)

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998
--------------------------------------------------------------------------------

                                                                                                                      Investment
                                                                                                     Accumulated       in Twenty
                                                                      Additional     Retained           Other          Services
                                          Preferred      Common         Paid-In      Earnings       Comprehensive      Holding,
                                         Stock $.10    Stock $.10       Capital      (Deficit)         Income            Inc.
                                         ----------    ----------       -------      ---------         ------            ----
Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax Benefits
 of $83,744............................  $       -    $        -     $          -    $          -    $  (251,239)    $        -
                                         ---------    ----------     ------------    ------------    -----------     ----------

Balance - December 31, 1999,...........     50,511       128,307        1,528,768       1,365,481       (356,387)       (60,000)

Net Income.............................          -             -                -          77,915              -              -

Purchase of Treasury Stock.............          -             -                -               -              -              -

Dividends on Preferred Stock,
($.07 Per Share).......................          -             -                -         (35,358)             -              -

Share of Increase in American
 Equity Capital, Net of Deferred
 Income Tax of $1,592..................          -             -          300,391               -              -              -

Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax of $23,600.....          -             -                -               -         70,803              -
                                         ---------    ----------     ------------    ------------    -----------     ----------

Balance at December 31, 2000...........  $  50,511    $  128,307     $  1,829,159    $  1,408,038    $  (285,584)    $  (60,000)
                                         =========    ==========     ============    ============    ===========     ==========

                                            Preferred       Common
                                            Treasury       Treasury
                                              Stock          Stock          Total
                                              -----          -----          -----
Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax Benefits
 of $83,744............................    $       -     $        -     $  (251,239)
                                           ---------     ----------     -----------

Balance - December 31, 1999,...........       (2,753)       (47,314)      2,606,613

Net Income.............................            -              -          77,915

Purchase of Treasury Stock.............         (904)       (76,983)        (77,887)

Dividends on Preferred Stock,
($.07 Per Share).......................            -              -         (35,358)

Share of Increase in American
 Equity Capital, Net of Deferred
 Income Tax of $1,592..................            -              -         300,391

Change in Unrealized Loss on
 Available-for-Sale Securities, Net
 of Deferred Income Tax of $23,600.....            -              -          70,803
                                           ---------     ----------     -----------

Balance at December 31, 2000...........    $  (3,657)    $ (124,297)    $ 2,942,477
                                           =========     ==========     ===========

                             TWENTY SERVICES, INC.

                         Notes to Financial Statements

             For the Years Ended December 31, 2000, 1999, and 1998


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

                             TWENTY SERVICES, INC.

             For the Years Ended December 31, 2000, 1999, and 1998


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

          Earnings Per Common Share - Earnings per common share are determined
          -------------------------
          by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2000, 1999, and 1998 was 1,283,068.

                             TWENTY SERVICES, INC.

                         Notes to Financial Statements

             For the Years Ended December 31, 2000, 1999, and 1998


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

                                         2000                    1999
                                --------------------    ---------------------
                                 Carrying      Fair      Carrying      Fair
                                  Value        Value       Value       Value
                                  -----        -----       -----       -----
Cash and Temporary
 Investments..................  $  165,009  $  165,009  $  164,122  $  164,122
Marketable Securities.........   1,640,949   1,640,949   1,664,209   1,664,209
Finance Receivables, Net......     163,874     163,874     108,189     108,189

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

                             TWENTY SERVICES, INC.

                         Notes to Financial Statements

             For the Years Ended December 31, 2000, 1999, and 1998


Note 4 -  Marketable Securities

          The amortized cost and aggregate fair values of investments in securities are as follows:


                                                                    Gross        Gross
                                        Amortized    Unrealized   Unrealized      Fair
                                           Cost        Gains        Losses       Value
                                        ----------   ----------   ----------   ----------
December 31, 2000:
------------------

Available-for-Sale Securities:
 Equity Securities....................  $1,276,462      $19,778     $214,556   $1,081,684
 Debt Securities......................     741,565            -      186,001      555,564
                                        ----------      -------     --------   ----------
       Total Available-for-Sale
        Securities....................  $2,018,027      $19,778     $400,557   $1,637,248
                                        ==========      =======     ========   ==========

Held-to-Maturity Securities -
 Obligations of U.S. Government
  Corporations and Agencies...........  $    3,701      $     -     $      -   $    3,701
                                        ==========      =======     ========   ==========

December 31, 1999:
------------------

Available-for-Sale Securities:
 Equity Securities....................  $1,366,072      $19,398     $368,163   $1,017,307
 Debt Securities......................     769,411            -      126,414      642,997
                                        ----------      -------     --------   ----------
       Total Available-for-Sale
        Securities....................  $2,135,483      $19,398     $494,577   $1,660,304
                                        ==========      =======     ========   ==========

Held-to-Maturity Securities -
 Obligations of U.S. Government
  Corporations and Agencies...........  $    3,905      $     -     $      -   $    3,905
                                        ==========      =======     ========   ==========

          The amortized cost and aggregate fair value of debt securities at December 31, 1999, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998

Note 4 - Marketable Securities (Continued)

                                     Available-For-Sale   Held-to-Maturity
                                     ------------------   -----------------
                                     Amortized   Market   Amortized  Market
                                        Cost     Value      Cost     Value
                                        ----     -----      ----     -----
         Corporate Due in:
          1-5 Years.........          $275,631  $262,223     $    -  $    -
          6-10 Years........           238,696   150,969          -       -
          After 10 Years....           255,084   229,805          -       -
                                      --------  --------  ---------  ------
                                       769,411   642,997          -       -

         U.S. Government
         Corporations and
         Agencies Due in -
          After 10 Years....                 -         -      3,701   3,701
                                      --------  --------  ---------  ------

         Total..............          $769,411  $642,997     $3,701  $3,701
                                      ========  ========  =========  ======

         Proceeds from the sale of available-for-sale securities were $133,971 for the year ended December 31, 2000. A net loss of $43,488 was realized. There were no sales of held-to-maturity securities during the year ended December 31, 2000.

         Proceeds from the sale of available-for-sale securities were $146,071 for the year ended December 31, 1999. A net loss of $130,695 was realized. There were no sales of held-to-maturity securities during the year ended December 31, 1999.

Note 5 - Finance Receivables and Allowance for Credit Losses

         Finance receivables consisted of the following at December 31:

                                                 2000      1999
                                             --------  --------

         Real Estate.......................  $107,178  $ 43,280
         Business and Other................    67,046    75,259
                                             --------  --------

         Total Finance Receivables.........   174,224   118,539
         Less Allowance for Credit Losses..    10,350    10,350
                                             --------  --------

         Finance Receivables, Net..........  $163,874  $108,189
                                             ========  ========

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998


Note 5 - Finance Receivables and Allowance for Credit Losses (continued)

         At December 31, 1998, contractual maturities of finance receivables were as follows:

                  2000     2001    2002    2003    2004    After    Total
                  ----     ----    ----    ----    ----    -----    -----
Real Estate...  $ 71,842  $4,506  $2,270  $1,168  $1,283  $26,109  $107,178

Business and
 Other........    62,279   2,989   1,635     143       -        -    67,046
                --------  ------  ------  ------  ------  -------  --------

Totals........  $134,121  $7,495  $3,905  $1,311  $1,283  $26,109  $174,224
                ========  ======  ======  ======  ======  =======  ========

         The allowance for credit losses on finance receivables at December 31, 2000 and 1999, was $10,350.

Note 6 - Investment - American Equity Investment Life Holding Company
         (American)

         The Company's investment of 1.63% of the common stock of American is accounted for under the equity method because the Company exercises significant influence over its operating and financial activities. Accordingly, the investment in American is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

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

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998


Note 6 - Investment - American Equity Investment Life Holding Company (American) (continued)

         During 2000, American effected a three-for-one-split that resulted in the issuance of 9,424,620 of common stock and a corresponding decrease of $9,425,000 in additional paid in capital. In addition, the Company issued 477,687 shares of common stock for net proceeds of $1,956,000. American also acquired 84,375 shares of common stock for $619,000. These transactions caused the Company's percentage of ownership to decrease from 1.68% to 1.63%.

         The following is a summary of the audited balance sheets and statements of operations of American:

                                                                  2000            1999
                                                                  ----            ----
         Total Assets................................       $2,528,126,000  $1,717,619,000
                                                            ==============  ==============

         Total Liabilities...........................       $2,369,971,000  $1,584,313,000
         Minority Interest...........................           99,503,000      98,982,000
         Stockholders' Equity........................           58,652,000      34,324,000
                                                            --------------  --------------

         Total Liabilities and Stockholders' Equity..       $2,528,126,000  $1,717,619,000
                                                            ==============  ==============

         Revenues....................................       $  114,615,000  $   79,810,561
         Minority Interest...........................            7,449,000       2,022,359
         Benefits and Expenses.......................          102,382,000      75,344,856
                                                            --------------  --------------

         Net Gain....................................       $    4,784,000  $    2,443,346
                                                            ==============  ==============

         For 2000, as required by the equity method of accounting, the Company's investment of $576,648 was increased by $78,031, which is 1.63% of American's income. The investment was also increased by $301,983, net of deferred tax of $1,592 for the Company's share of American's increase in capital. The net effect on the Company's investment in American is an increase of $380,014.

         For 1999, as required by the equity method of accounting, the Company's investment of $1,137,445 was increased by $41,048, which is 1.68% of American's income. The investment was decreased by $601,845, net of deferred tax of $60,314 for the Company's share of American's decrease in capital. The net effect on the Company's investment in American is a decrease of $560,797.

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998

Note 7 - Property and Equipment


         Property and equipment consisted of the following at December 31:

                                                    2000     1999
                                                    ----     ----

         Equipment, Furniture and Automobiles...   $24,494  $24,494

         Less: Accumulated Depreciation.........    23,678   18,780
                                                   -------  -------

         Net Property and Equipment.............   $   816  $ 5,714
                                                   =======  =======

Note 8 - Income Taxes

         Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes and gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes.

         The provision for income taxes was as follows for the years ended December 31:

                                                                                           2000    1999       1998
                                                                                           ----    ----       ----
         Current:
          Federal......................................................................  $    -  $      -   $ 55,713
          Benefit Net Operating Loss Carryback.........................................       -   (42,645)         0
          Deferred Tax Provision.......................................................   1,031    10,835     54,288
                                                                                         ------  --------   --------

         Total Provision for Income Taxes..............................................  $1,031  $(31,810)  $110,001
                                                                                         ======  ========   ========

         Deferred tax assets and liabilities at December 31 consisted of the following:

                                                                                                   2000       1999
                                                                                                   ----       ----
         Deferred tax assets:
          Net unrealized loss on available for sale securities.........................          $ 95,195   $118,794

          Net unrealized loss on investment in American Equity
          Investment Life Holding Company..............................................           (41,666)    53,340
          Other........................................................................            (1,031)         -
                                                                                                 --------   --------
                                                                                                   52,498    172,134
         Less valuation allowance......................................................                 -    (93,414)
                                                                                                 --------   --------
         Total deferred tax assets.....................................................          $ 52,498   $ 78,720
                                                                                                 ========   ========

TWENTY SERVICES, INC.

For the Years Ended December 31, 2000, 1999, and 1998

Note 9 -  Stockholders' Equity

          The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1997 dividend (approximately $35,400) was declared in February 1998 and paid in March 1998. The 1998 dividend (approximately $35,400) was declared in February 1999 and paid in March 1999. The 1999 dividend (approximately $35,400) was declared in February 1999 and paid in March 2000.

Note 10 - Investment in Twenty Services Holding, Inc.

          The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company's outstanding common stock. The amount paid for the Holding Company's common stock of $60,000 has been deducted from stockholders' equity in the accompanying balance sheet.

Note 11 - Concentration of Credit Risk

          The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $1,289,576 of uninsured investments at December 31, 2000.

Note 12 - Treasury Stock


          The Company purchased 61,957 shares of its common stock for an aggregate purchase price of $76,983, or $1.25 per share and 3,615 shares of its preferred stock for an aggregate purchase price of $904, or $.25 per share, during the year ended December 31, 1999. The shares are held as common treasury stock and preferred treasury stock.

Note 13 - Prior Period Adjustment

          The accompanying financial statements for 1998 have been restated to correct an error in the recording of deferred taxes from the investment in American. The effect of the restatement was to decrease net income of 1998 by $39,566 ($.03 per share) and an increase in additional paid-in capital by the same amount.

                   TWENTY SERVICES, INC.

            Schedule I - Marketable Securities - Other Investments
                     For the Year Ended December 31, 2000
--------------------------------------------------------------------------------


                                                                                                     Amount at which
                                                                                                    each portfolio of
                                                      Number of                   Market value   equity security issues
                                                  shares or units -               of each issue  and each other security
                                                   principal amount    Cost of     at balance     issue carried in the
     Name of issuer and title of each issue       of bonds and notes  each issue   sheet date         balance sheet
------------------------------------------------  ------------------  ----------  -------------  -----------------------
Equity Securities Available-for-Sale:
Amern Hlth Pptys Inc Pfd Repstg 1/100th Ser B
Shs 8.6%........................................           6,000      $  150,000     $  111,000           $  111,000

Fedl Rlty Invt Tr Pfd 7.95%.....................          10,000         250,000        200,000              200,000

Health Care Property Investors Inc..............           5,000         191,561        149,375              149,375

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A
1/400 Cum Pfd...................................           2,000          50,000         59,000               59,000

Repsol Intl Cap Ltd Pfd Non Cum Gtd Ser A
7.45%...........................................           1,000          25,000         22,375               22,375

Taubman Centers Inc Pfd 8.30%...................           1,300          32,500         21,775               21,775

US Restaurant Pptys Pfd Ser A Conv 7.72
11/17/02........................................           1,000          25,000         13,438               13,438

West Bancorporation Inc.........................           3,150          31,766         35,044               35,044

Public Storage $2.45 Dep Shs Repstg 1/1000 A
sh. of Eq.......................................           3,000          60,000         67,500               67,500

HECO Capital Trust II Quids 7.3% Due 12/15/28...           6,000         150,000        132,000              132,000

New Plan Excel Rlty Pfd Tr Inc Ser D 7.8%.......           3,000         150,005        124,500              124,500

Realty Income Corp 8.25% Sr Unsecd Nts Due
2008 Monthly....................................           6,000         150,005        141,375              141,375

US Home & Garden Tr 1 Pfd 9.4% 04/30/28.........             425          10,625          4,302                4,302
                                                                      ----------     ----------           ----------

Total Equity Securities Available-for-Sale......                       1,276,462      1,081,684            1,081,684
                                                                      ----------     ----------           ----------
Debt Securities Available-for-Sale:
AMF Bowling Worldwide Inv Sr Sub Disc Nt B/E
Steps to 12.25% 3/15/01 Cpn 0.0% Due 03/15/06
Dtd 03/21/96 Call 03/15/01......................         175,000         138,690              -                    -

Cendant Corp NT CPN 7.750% Due 12/01/03
DTD 11/30/98 FC 06/01/99........................         150,000         152,782        146,039              146,039

Northwest Airlines Inc CPN 7.625% Due 03/15/05
DTD 03/04/98 FC 09/15/98........................         100,000          95,005         92,000               92,000


                                                                                                                F-19

TWENTY SERVICES, INC.

For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                                                                                Amount at which
                                                  Number of                                    each portfolio of
                                               shares or units-              Market value   equity security issues
                                               principal amount              of each issue  and each other security
                                                   of bonds       Cost of     at balance     issue carried in the
   Name of issuer and title of each issue         and notes      each issue   sheet date         balance sheet
   --------------------------------------         ---------      ----------   ----------         -------------
AES Corp Sr Notes Death Put CPN 8%
Due 12/31/08 DTD 12/08/98 FC 03/31/99
Call 12/31/00 @ 100..........................     100,000        $  100,004   $   91,250         $      91,250

Aetna Svcs Inc GTD DEB CPN 7.625% Due
08/15/26 DTD 08/19/96 FC 02/15/97............     150,000           156,152      147,361               147,361

Land O Lakes Cap Trst 1 144A B/E CPN 7.45%
Due 03/15/28 DTD 03/25/98 FC 09/15/98........     100,000            98,932       78,914                78,914
                                                                 ----------   ----------         -------------
Total Debt Securities Available-for-Sale.....                       741,565      555,564               555,564
                                                                 ----------   ----------         -------------
Debt Securities Held-to-Maturity -
GNMA Mortgage Backed Certificates, Due 2012..                         3,701        3,701                 3,701
                                                                 ----------   ----------         -------------
Total........................................                    $2,021,728   $1,640,949         $   1,640,949
                                                                 ==========   ==========         =============


                                                                                                          F-20