Form 10-Q
period 2001-03-31
TWENTY SERVICES INC
filed 2001-05-15
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Three Months Ended March 31, 2001           Commission File No. 0-8488
                       --------------                               ------


                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


              ALABAMA                                      63-0372577
           -------------                                ----------------
(State or other jurisdiction of                    (I.R.S. Employer ID No.)
incorporation or organization)


20 Cropwell Drive - Suite 100                         Pell City, AL 35128
-----------------------------------------           ----------------------
(Address or principal executive offices)              (City, State, Zip)

Registrant's telephone number, including area code       (205) 884-7932
                                                        ----------------

105 Vulcan Road - Suite 401                           Birmingham, AL 35209
-----------------------------------------             --------------------

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


     YES       X                               NO ______
        --------------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the period of this report.

          Par Value $0.10 per share       1,283,068 shares

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                  March 31,   December 31,
                                                        2001          2000
                                                  ----------    ----------
Cash and temporary investments                    $  181,566   $  165,009
Marketable securities                              1,640,843    1,640,949
Investment-American Equity Investment
 Life Holding Company                                956,662      956,662
Receivables, Net                                      96,675      163,874
Property and equipment, Net                              816          816
Other assets                                          52,498       56,464
                                                  ----------   ----------

Total assets                                      $2,929,060   $2,983,774
                                                  ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses          $   42,561   $   41,297
                                                  ----------   ----------

Stockholder's equity:
   Preferred stock, Cumulative $0.10 par value        50,511       50,511
   Common stock, par value $0.10                     128,307      128,307
   Additional paid-in capital                      1,829,159    1,829,159
   Retained earnings                               1,374,406    1,408,038
   Net unrealized gain (loss) on
         available-for-sale securities              (285,584)    (285,584)
   Less investment in Twenty Services Holding        (60,000)     (60,000)
   Treasury Stock                                   (150,300)    (127,954)
                                                  ----------   ----------
         Net stockholders' equity                  2,886,499    2,942,477
                                                  ----------   ----------

Total liabilities and stockholders' equity        $2,929,060   $2,983,774
                                                  ==========   ==========

                             TWENTY SERVICES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                                 ---------

                                             2001           2000
                                         --------       --------
Cash flows from operating activities:
 Interest and dividends received         $ 41,554       $ 46,558
 Other income                               2,628          1,483
 Cash paid employees, suppliers and
  for income taxes                         (8,809)        (6,359)
                                         --------       --------

Net cash provided by
  operating activities                     35,373         41,682
                                         --------       --------

Cash flows from investing activities:
 Principal collected on loans              71,162          1,826
 Sale (purchase) of securities                 -0-       (60,000)
 Purchase of Treasury Stock               (22,346)       (16,194)
                                         --------       --------

Net cash provided (used) by
  investing activities                     48,816        (74,368)
                                         --------       --------

Net increase (decrease) in cash            16,557        (32,686)

Cash and temporary investments,
  beginning of period                     165,009        164,122
                                         --------       --------

Cash and temporary investments
  end of period                          $181,566       $131,436
                                         ========       ========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (Unaudited)


                                        Three Months Ending
                                              March 31,
                                              ---------

                                         2001                2000
                                   ----------          ----------
Revenues                           $   44,182          $   48,041

Expenses:
     General and administrative        41,452              39,077
                                   ----------          ----------

Gain from operations and income
     before income taxes                2,730               8,964

Provision for income taxes                500               3,000
                                   ----------          ----------

Net income                         $    2,230          $    5,964
                                   ==========          ==========

Weighted average number of
     Common shares outstanding      1,283,068           1,283,068
                                   ==========          ==========

Earnings per share *               $      .00          $      .00
                                   ==========          ==========


     ** After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES


          During the three months ended March 31, 2001, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short
term liquidity needs.   Should long term liquidity needs exceed cash and
temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current liabilities to generate liquidity.

          The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS
---------------------

          The Registrant reported a net income of $2,230 for the three months ended March 31, 2001 as compared to the net income of $5,964 for the corresponding 2000 period.

REVENUES
--------

          Revenues for the three months ended March 31, 2001 of $44,182 were comparable to $48,041 for the corresponding 2000 period. The decrease was due primarily to a decrease in interest income.

EXPENSES
--------

          General and administrative expenses increased from $39,077 in 2000 to $41,452 for the corresponding 2001 period.

________________________________________________________________________________

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION




Item 1.   Legal Proceedings.............................................   None

Item 2.   Changes in Securities.........................................   None

Item 3.   Defaults Upon Senior Securities...............................   None

Item 4.   Submission of Matters to a Vote of Securities Holders.........   None

Item 5.   Other information:


               On February 28, 2001, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($.07) PER SHARE, payable March 31, 2001 to holders of record at February 28, 2000 of the Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2000. On March 30, 2001 the dividend so declared was paid in the amount of approximately $32,500.

                             TWENTY SERVICES, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


May 11, 2001                                 /s/ Jack C. Bridges
-----------------------                      ------------------------------
Date                                         Jack C. Bridges
                                             Executive Vice-President