Form 10-Q
period 2001-06-30
TWENTY SERVICES INC
filed 2001-08-13
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Nine Months Ended  JUNE 30, 2001               Commission File No. 0-8488
                      --------------                                   ------


                             TWENTY SERVICES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


    ALABAMA                                                       63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)


20 Cropwell Drive - Suite 100                             Pell City, AL   35128
--------------------------------------------------------------------------------
(Address or principal executive offices)                   (City, State, Zip)

Registrant's telephone number, including area code              (205) 884-7932
                                                                --------------

_________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last
             --------------
report.


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
                                  (Unaudited)

                                     ASSETS

                                                                June 30,   December 31,
                                                                  2001         2000
                                                               ----------   ----------

Cash and temporary investment                                  $  142,058   $  165,009
Marketable securities                                           1,680,437    1,640,949
Investment-American Equity Investment
     Life Holding Company                                         956,662      956,662
Finance receivables, Net                                           92,118      163,874
Property and equipment, Net                                             -          816
Other assets                                                       53,335       56,464
                                                               ----------   ----------
Total assets                                                   $2,924,610   $2,983,774
                                                               ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                     $   47,309   $   41,297
                                                               ----------   ----------
Stockholders' equity:
     Preferred stock, Cumulative $0.10 par value                   50,511       50,511
     Common stock, par value $0.10                                128,307      128,307
     Additional paid-in capital                                 1,826,800    1,829,159
     Retained earnings                                          1,380,486    1,408,038
     Net unrealized (loss) on available-for-sale securities      (285,584)    (285,584)
     Less investment in Twenty Services Holding                   (60,000)     (60,000)
     Treasury Stock                                              (163,219)    (127,954)
                                                               ----------   ----------
          Net stockholders' equity                              2,877,301    2,942,477
                                                               ----------   ----------
Total liabilities and stockholders' equity                     $2,924,610   $2,983,774
                                                               ==========   ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                  Three Months Ending        Six Months Ending
                                        June 30                   June 30
                               ------------------------   -----------------------
                                  2001          2000         2001         2000
                               ----------    ----------   ----------   ----------
Revenues                       $   44,182    $   41,270   $   82,383   $   89,311

Expenses:
   General and Administrative      41,452        37,544       74,434       76,621
                               ----------    ----------   ----------   ----------

Income from operations
   and before income taxes          2,730         3,726        7,949       12,690
                               ----------    ----------   ----------   ----------

Provision for income taxes           (500)       (1,000)      (2,500)      (4,000)
                               ----------    ----------   ----------   ----------
Net income                     $    2,230    $    2,726   $    5,449   $    8,690
                               ==========    ==========   ==========   ==========
Weighted average number of
   common shares outstanding    1,283,068     1,283,068    1,283,068    1,283,068
                               ==========    ==========   ==========   ==========
Earnings per share *
     Net income (loss)         $      .00    $      .00   $      .00   $      .00
                               ==========    ==========   ==========   ==========

     * After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 ----------------------
                                                                    2001         2000
                                                                 ---------    ---------
Cash flows from operating activities:
     Interest and dividends received                              $ 82,383     $ 87,754
     Rental income                                                       -        1,557
     Cash paid employees and suppliers                             (68,422)     (55,880)
     Income tax refund                                                   -       50,537
                                                                  --------     --------
     Net cash provided by operating activities                      13,961       83,968
                                                                  --------     --------

Cash flows from investing activities:
     Principal collected on loans                                   73,271        5,161
     Sale (purchase) of securities                                 (39,560)     (38,480)
     Principal collected on held-to-maturity securities                  -          400
                                                                  --------     --------
     Net cash provided (used) by investing activities               33,711      (32,919)
                                                                  --------     --------

Cash flows from financing activities:
     Preferred stock dividends                                     (35,358)     (35,358)
     Purchase Treasury Stock                                       (35,265)     (25,713)
                                                                  --------     --------
     Net cash used by financing activities                         (70,623)     (61,071)
                                                                  --------     --------

Net (decrease) in cash                                             (22,951)     (10,022)

Cash and temporary investments,
     beginning of period                                           165,009      164,122
                                                                  --------     --------
Cash and temporary investments,
     end of period                                                $142,058     $154,100
                                                                  ========     ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     During the six months ended June 30, 2001, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investment to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that its financing activities will continue to use cash flows.


                             RESULTS OF OPERATIONS
                             ---------------------

     The Registrant reported a net income of $5,449 for the six months ended June 30, 2001 as compared to a net income of $8,690 for the corresponding 2000 period. The decrease resulted from a decrease in interest and dividend income.

REVENUES
--------

     Revenues for the six months ended June 30, 2001 of $82,383 compared to $89,311 for the corresponding 2000 period. The decrease was due to a reduction in interest and dividend income.

EXPENSES
--------

     General and administrative expenses were $74,434 in 2001 as compared to $76,621 in 2000.

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

                               OTHER INFORMATION


Item 1.  Legal Proceedings..............................................  None

Item 2.  Changes in Securities..........................................  None

Item 3.  Defaults Upon Senior Securities................................  None

Item 4.  Submission of Matters to a Vote of Securities Holders..........  None

Item 5.  Other information..............................................  None

                             TWENTY SERVICES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



August 9, 2001                         /s/ Jack C. Bridges
--------------                         -------------------
Date                                   Jack C. Bridges
                                       Executive Vice-President