Form 10-Q
period 2001-09-30
TWENTY SERVICES INC
filed 2001-11-13
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For Nine Months Ended   September 30, 2001           Commission File No. 0-8488
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


      20 Cropwell Drive  - Suite 100                     Pell City, AL 35128
--------------------------------------------------------------------------------
(Address or principal executive offices)                  (City, State, Zip)


 Registrant's telephone number, including area code       (205) 884-7932
                                                      -----------------------

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

     YES       X                                             NO
           ---------                                            --------


  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as the period of this report.

          Par Value $0.10 per share           1,283,068 shares

                           TWENTY SERVICES, INC.

                                     INDEX


Twenty Services, Inc. Financial Statements
     (Unaudited)

Condensed Balance Sheets
     September 30, 2001 and December 31, 2000                  3

Condensed Statement of Operations
     Nine Months Ended September 30, 2001 and 2000             4

Condensed Statement of Cash Flows
     Nine Months Ended September 30, 2001 and 2000             5

Management's Discussion and Analysis of Financial Condition
     And Results of Operations                                 6

Other Information                                              7

Signatures                                                     8

                             TWENTY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                             September 30,  December 31,
                                                  2001          2000
                                             -------------  ------------

Cash and temporary investment                 $  154,783    $  165,009
Marketable securities                          1,681,379     1,640,949
Investment - American Equity Investment
 Life Holding Company                            956,662       956,662
Finance receivables, Net                          84,751       163,874
Other assets                                      53,314        57,280
                                              ----------    ----------

Total assets                                  $2,930,889    $2,983,774
                                              ==========    ==========


                      LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
     Accounts payable and accrued expenses    $   58,735    $   41,297
                                              ----------    ----------

Stockholders' equity:
     Preferred stock, Cumulative $0.10
       par value                                  50,511       50,511
     Common stock, par value $0.10               128,307      128,307
     Additional paid-in capital                1,829,159    1,829,159
     Retained earnings                         1,385,329    1,408,038
     Net unrealized (loss) on available-for-
       sale securities                          (285,584)    (285,584)
     Less investment in Twenty Services
       Holding                                   (60,000)     (60,000)
     Treasury Stock                             (175,568)    (127,954)
                                              ----------   ----------
          Net stockholders' equity             2,872,154    2,942,477
                                              ----------   ----------

Total liabilities and stockholders' equity    $2,930,889   $2,983,774
                                              ==========   ==========

                             TWENTY SERVICES, INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                               Three Months Ending    Nine Months Ending
                                                   September 30,         September 30,
                                               -------------------    ------------------

                                                 2001       2000        2001         2000
                                              --------    --------    ---------    --------

Revenues                                      $43,500     $37,919      $125,883    $127,230

Expenses:
    General and administrative                 21,810      26,721        96,254     103,337
                                              -------     -------      --------    --------

Income before income tax                       21,690      11,198        29,629      23,892

Provision for income taxes                     12,000       7,000        14,500      11,000
                                              -------     -------      --------     -------


Net income                                    $ 9,690     $ 4,198      $ 15,129    $ 12,892
                                              =======     =======      ========    ========


Weighted average number
  of Common Shares Outstanding              1,283,068   1,283,068     1,283,068   1,283,068
                                            =========   =========     =========   =========

Earnings per share *                              .00         .00           .00         .00
                                            =========   =========     =========   =========


* After giving effect on a pro-rata basis to anticipated preferred dividends of $.07 per share per annum on 505,110 shares.

                             TWENTY SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                  Nine Months Ending
                                                     September 30,
                                                 ---------------------
                                                   2001        2000
                                                 ---------  ----------

Cash flows from operating activities
  Interest and dividends                         $125,883   $ 127,230
  Cash paid employees, suppliers
   and for income taxes                           (92,520)   (110,044)
                                                 --------   ---------

 Net cash provided from investing activities:      33,363      17,186
                                                 --------   ---------

Cash flows from investing activities:
  Principal collected on loans                     79,123      18,909
  Loans made to customers                               -     (26,414)
  Sale (purchase) of securities                   (39,560)    112,949
                                                 --------   ---------

 Net cash provided by investing activities         39,563     105,444
                                                 --------   ---------

Cash flows from financing activities:
  Preferred stock dividends                       (35,538)    (35,538)
  Purchase Treasury Stock                         (47,614)    (65,129)
                                                 --------   ---------

 Net cash used by financing activities            (83,152)   (100,667)
                                                 --------   ---------

 Net increase (decrease) in cash                  (10,226)     21,963

 Cash and temporary investments,
   Beginning of period                            165,009     164,122
                                                 --------   ---------

 Cash and temporary investments,
   End of period                                 $154,783   $ 186,085
                                                 ========   =========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        LIQUIDITY AND CAPITAL RESOURCES



     During the nine months ended September 30, 2001, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate positive net cash flows and that is financing activities will continue to use cash flows.

RESULTS OF OPERATIONS
---------------------

     The Registrant reported a net income of $15,129 for the nine months ended September 30, 2001 as compared to the net income of $12,892 for the corresponding 2000 period.

REVENUES
--------

     Revenues for the nine months ended September 30, 2001 of $125,883 were comparable to $127,30 for the corresponding 2000 period.

                                    EXPENSES
                                    --------

     General and administrative expenses were $96,254 in 2001 as compared to $103,337 in 200.

--------------------------------------------------------------------------------

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal, recurring nature.

                                    PART II

                               OTHER INFORMATION



Item 1.        Legal Proceedings ..........................................None

Item 2.        Changes in Securities ......................................None

Item 3.        Defaults Upon Senior Securities.............................None

Item 4.        Submission of Matters to a Vote of Securities Holders.......None

Item 5.        Other Information...........................................None

                             TWENTY SERVICES, INC.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 2001            /s/ Jack C. Bridges
     ----------------------         --------------------------
                                    Jack C. Bridges
                                    Executive Vice-President