Form 10-K
period 2001-12-31
TWENTY SERVICES INC
filed 2002-04-01
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-8488
                   For the fiscal year ended December 31, 2001

                              TWENTY SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           ALABAMA                                     63-0372577
---------------------------------                      ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

         20 Cropwell Road
         Pell City, Alabama                              35128

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

                   YES [X]                         NO [_]

As of December 31, 2001, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2001, the aggregate market value of the voting stock of the Registrant held by non affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,260,000.

                    Documents incorporated by reference: None

-------
* Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

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

                                    Page -2-

              Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant's loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant's loan portfolio:

Type of Loans       2001     2000      1999      1998      1997
                  -------  --------  --------  --------  --------

Real Estate       $35,343  $107,178  $ 43,280  $ 46,836  $ 78,759

Business and
Miscellaneous     $59,824    67,046    75,259    72,295    62,332
                  -------- --------  --------  --------  --------

Total:            $95,167  $174,224  $118,539  $119,131  $141,091
                  ======== ========  ========  ========  ========

Of the Registrant's aggregate loan portfolio as of December 31, 2001, approximately 37% was secured by mortgages on real estate and approximately 63% was unsecured.

         Interest Income. The following tabulation sets forth certain information respecting the Registrant's net interest income for each of the years indicated:

                              2001             2000            1999
                            -------          -------         -------

Interest Income             $68,941          $75,107         $69,920

Net Interest Income         $68,941          $75,107         $69,920

         The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

         Other Business Activities. As described above, the Registrant's stockholders have authorized the Registrant to redeploy the Registrant's assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996, 1997, 1998 and 1999 American Equity obtained additional equity financing from other investors which reduced the Company's interest therein to 1.63%.

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

                                    Page -3-

         Employees. During 2001 and 2000, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

         At February 2002, the Registrant employed two (2) persons to fill two
(2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

         The Registrant considers its relationship with its employees to be good.

         Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on June 8th, 2001. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

         The Registrant is not subject in any material way to regulations relating to the discharge of materials into the environment.

                                    Page -4-

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

Financial Information Regarding Foreign and Domestic Operations and Export
--------------------------------------------------------------------------
Sales.
-----

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

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 2001, no matter was submitted to a vote of the security holders of the Registrant.


                                    Page -5-

                                     PART II

5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS.

         (a) Market Information. No broker or dealer makes an active market in the shares of Common Stock of the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

         (b) Holder of Records. As of December 31, 2001 there were 1,751 holders of record of the outstanding Common Stock of the Registrant, and 1,038 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

         (c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 2001, the Registrant reflected earned surplus of $1,283,610 and reflected capital surplus of $1,508,619.

         As of December 31, 2001, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2000 and 1999, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

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

                                    Page -6-

                             SELECTED FINANCIAL DATA

         The following tabulation sets forth certain financial information respecting the Registrant.



                                      2001               2000            1999              1998            1997
                                   ----------         ----------      ----------        ----------      ----------
Revenues                           $  167,740         $  189,706      $  199,001        $ 167,074       $  197,149
                                   ==========         ==========      ==========        =========       ==========

Net Income (Loss)                  $  (89,070)        $   77,915      $   (2,720)       $  239,671      $   64,656
                                   ==========         ==========      ==========       ===========      ==========

Earnings (Loss) per Common Share:
 Net Income (Loss)                 $    (.10)         $      .03      $     (.03)       $      .16      $      .02
                                   ==========         ==========      ==========        ==========      ==========

Total Assets                       $2,842,737         $2,983,774      $2,641,492        $3,617,935      $3,368,378
                                   ==========         ==========      ==========        ==========      ==========

Dividends Declared:
 Common Stock                      $        0         $        0      $        0        $        0      $        0
                                   ==========         ==========      ==========        ==========      ==========

 Preferred Stock                   $  35,3571/1/      $  35,3572/2/   $  35,3573/3/     $  35,3574/4/   $  35,3575/5/
                                   ==========         ==========      ==========        ==========      ==========

  Total                            $   35,357         $   35,357      $   35,357        $   35,357      $   35,357
                                   ==========         ==========      ==========        ==========      ==========

Book Value Per Common Share
 Outstanding                       $     1.77         $     2.25      $     1.67        $     2.28      $     2.20
                                   ==========         ==========      ==========        ==========      ==========


------------------
/1/  Reflects dividend respecting Preferred Stock declared on February 28, 2002.

/2/  Reflects dividend respecting Preferred Stock declared on February 28, 2001.

/3/  Reflects dividend respecting Preferred Stock declared on February 26, 2000.

/4/  Reflects dividend respecting Preferred Stock declared on February 27, 1999.

/5/  Reflects dividend respecting Preferred Stock declared on February 10, 1998.


                                    Page -7-

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

         Liquidity and Capital Resources. During 2001 the Registrant's liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current abilities to generate liquidity.

         The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

         Results of Operations. The Registrant reported a net loss of $89,070 in 2001 as compared to net income of $77,915 in 2000. The decrease was due primarily to a write-down in 2001 of approximately $139,000 for loss in value of a marketable security due to bankruptcy. General and administrative expenses decreased from $145,303 in 2000 to $133,357 in 2001.

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

                                    Page -8-

                                    Part III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 28, 2002.

                                             Material Occupations
Names and Positions                          And Positions During
with the Registrant        Age               The last five (5) years
----------------------     ---               -----------------------

David J. Noble             70                Chairman of the Board of
Chairman of the Board                        Directors, Twenty Services, Inc.
                                             Birmingham, Alabama
                                             (finance business), since
                                             1980 and 1979. Chairman of
                                             the Board of Directors,
                                             Treasurer and Director,
                                             Twenty Services Holding,
                                             Inc. Birmingham, Alabama
                                             (holding company) since
                                             1979; Chairman of the Board
                                             of Directors and President
                                             of American Equity
                                             Investment Life Holding
                                             Company since 1995.

Dr. A. J. Strickland, III  60                Director and Vice-Chairman
Vice-Chairman of                             of the Board of
                                             Directors of Twenty
                                             Services, Inc., Birmingham,
                                             Alabama (general finance
                                             business), since 1977;
                                             Director, Twenty Services
                                             Holding, Inc., Birmingham,
                                             Alabama (holding company),
                                             since 1970; Professor of
                                             Strategic Management -
                                             School of Commerce,
                                             University of Alabama,
                                             Tuscaloosa, Alabama since
                                             1980;
                                             - continued -


                                    Page -9-

                                             Material Occupations
Names and Positions                          And Positions During
with the Registrant        Age               the last five (5) years
-------------------        ---               -----------------------



Dr. A.J. Strickland, III   60                Director, American
                                             Equity Investment Life
                                             Holding Company,
                                             Des Moines, Iowa,
                                             since 1995.

Jack C. Bridges            74                Executive Vice-President,
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

                                    Page -10-

11.  EXECUTIVE COMPENSATION

         Current Remuneration. During 2001 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2001.

Name of Individuals or
Number of Persons          Capacities                 Salaries and
In Group                   which served               Directors' Fees
----------------------     ------------               ---------------

All directors and          Directors and              $37,200
officers as a group        Officers
(three (3) persons)

         REMUNERATION IN THE FUTURE. As of December 31, 2001, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

                                    Page -11-

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

                                             Approximate Amount       Percent
Title of          Name of                    and Nature of            of
Class             Beneficial Owner           Beneficial Owner         Class
-----             ----------------           ------------------       -------

Common Stock      David J. Noble             668,183 Indirect(1)      52.29%

Common Stock      A.J. Strickland, III        49,638 Indirect(1)       3.88%

Common Stock      All directors and
                  executive officers as
                  a group (3) persons        717,821 Indirect(1)      56.18%

--------------
(l) Reflects each person's interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person's ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 28, 2002, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.



                                    Page -12-

         As of February 28, 2002, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. ("Holding"), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 718,069 shares of common stock of the Registrant, or approximately 55% of the outstanding common stock of the Registrant as of such date.

         (c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no transactions during 2001 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

                                    Page -13-

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

                                   Page -14-

                              TWENTY SERVICES, INC.

                              Financial Statements
                                       and
                          Financial Statement Schedule
                               For the Years Ended
                        December 31, 2001, 2000, and 1999

                              TWENTY SERVICES, INC.

         Index to Financial Statements and Financial Statement Schedule

                        December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Index to Financial Statements and Financial Statement Schedule ....  F-1

Independent Auditors' Report ......................................  F-2

Balance Sheets ....................................................  F-3

Statements of Operations ..........................................  F-4

Statements of Comprehensive Income (Loss) .........................  F-5

Statements of Cash Flows ..........................................  F-6 & F-7

Statements of Changes in Stockholders' Equity .....................  F-8 & F-9

Notes to Financial Statements .....................................  F-10 - F-19

Financial Statement Schedule:

   Schedule I - Marketable Securities - Other Investments .........  F-20 & F-21

                          Independent Auditors' Report
                          ----------------------------

The Shareholders and
 the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, comprehensive income, cash flows and of changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of marketable securities - other investments for the year ended December 31, 2001, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.
Birmingham, Alabama

March 22, 2002

                             TWENTY SERVICES, INC.

                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    December 31,
                                                                 2001           2000
                                                              ----------     ----------
Assets
Cash and Temporary Investments .............................  $  206,208     $  165,009
Accounts Receivable ........................................       2,378          3,966
Marketable Securities ......................................   1,813,084      1,640,949
Finance Receivables, Net ...................................      84,440        163,874
Deferred Tax Benefit .......................................      41,690         52,498
Investment - American Equity Investment Life Holding
 Company ...................................................     694,937        956,662
Property and Equipment, Net of Accumulated Depreciation ....           -            816
                                                              ----------     ----------

Total Assets ...............................................  $2,842,737     $2,983,774
                                                              ==========     ==========

Liabilities and Stockholders' Equity
Liabilities -
   Accounts Payable and Accrued Expenses ..................   $   50,508     $   41,297
                                                              ----------     ----------

Stockholders' Equity:
   Preferred Stock, Cumulative Nonvoting, Par Value $.10;
    2,500,000 Shares Authorized; 505,110 Shares Issued and
    Outstanding (Involuntary Liquidation Value $530,366) ...      50,511         50,511
   Common Stock, Par Value $.10; 2,500,000 Shares
     Authorized, 1,283,068 Shares Issued and Outstanding ...     128,307        128,307
   Additional Paid-In Capital ..............................   1,618,630      1,829,159
   Retained Earnings .......................................   1,283,610      1,408,038
   Net Unrealized Loss on Available-for-Sale Securities,
    Net of $17,433 and $95,195 Deferred Income Taxes in 2001
    and 2000, Respectively .................................     (52,301)      (285,584)
    Less: Investment in Twenty Services Holding, Inc. ......     (60,000)       (60,000)
   Preferred Treasury Stock ................................      (5,104)        (3,657)
   Common Treasury Stock ...................................    (171,424)      (124,297)
                                                              ----------     ----------
          Net Stockholders' Equity .........................   2,792,229      2,942,477
                                                              ----------     ----------

Total Liabilities and Stockholders' Equity .................  $2,842,737     $2,983,774
                                                              ==========     ==========



The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                            Statements of Operations
--------------------------------------------------------------------------------

                                                               For the Years Ended December 31,
                                                               2001         2000          1999
                                                              --------    --------     --------
Revenues:
   Interest ................................................  $ 68,941    $ 75,107     $ 69,920
   Lease ...................................................         -       1,460        8,584
   Dividends ...............................................    97,383     102,585      111,711
   Other ...................................................     1,416      10,554        8,786
                                                              --------    --------     --------
       Total Revenues ......................................   167,740     189,706      199,001
                                                              --------    --------     --------

Expenses:
   General and Administrative ..............................   132,541     140,405      141,198
   Depreciation ............................................       816       4,898        4,904
                                                              --------    --------     --------
       Total Expenses ......................................   133,357     145,303      146,102
                                                              --------    --------     --------

Gain from Operations .......................................    34,383      44,403       52,899
                                                              --------    --------     --------

Other Income (Loss):

   Loss on Sale of Marketable Securities ...................   139,210)    (43,488)     130,695)
   Gain on Sale of Property ................................         -           -        2,218
   Provision for Equity in Gain of
    American Equity ........................................    14,236      78,031       41,048
                                                              --------    --------     --------

       Total Other Income (Loss) ...........................   124,974)     34,543      (87,429)
                                                              --------    --------     --------

Income (Loss) Before Income Taxes ..........................   (90,591)     78,946      (34,530)

Provision for Income Taxes .................................    (1,521)      1,031       31,810
                                                              --------    --------     --------

Net Income (Loss) ..........................................  $(89,070)   $ 77,915     $ (2,720)
                                                              ========    ========     ========

Income (Loss) Per Common Share .............................  $   (.10)   $    .03     $   (.03)
                                                              ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                    Statements of Comprehensive Income (Loss)
--------------------------------------------------------------------------------

                                                                  For the Years Ended December 31,
                                                                  2001          2000         1999
                                                                --------      --------    ---------
Net Income (Loss) ............................................  $(89,070)     $ 77,915    $  (2,720)

Other Comprehensive Income, Net of Tax -
   Unrealized Gain (Loss) on Securities ......................   233,283        70,803     (251,239)
                                                                --------      --------    ---------

Comprehensive Income (Loss) ..................................  $144,213      $148,718    $(253,959)
                                                                ========      ========    =========




The accompanying notes are an integral part of these financial statements.

                             TWENTY SERVICES, INC.

                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                 For the Years Ended December 31,
                                                                 2001         2000         1999
                                                              ---------    ---------     ---------
Cash Flows From Operating Activities:
   Interest and Dividends Received .........................  $ 167,912    $ 175,213     $ 181,865
   Lease Income ............................................          -        1,460         8,584
   Other Income ............................................      1,416        2,419         8,552
   Cash Paid to Suppliers and Employees ....................   (127,705)    (135,670)     (137,340)
   Income Taxes Paid .......................................          -            -      (125,000)
   Income Tax Refunds Received .............................          -       50,538        69,451
                                                              ---------    ---------     ---------

Net Cash Flows From Operating Activities ...................     41,623       93,960         6,112
                                                              ---------    ---------     ---------

Cash Flows From Investing Activities:
   Principal Collected on Loans ............................     79,434       12,373        34,904
   Loans Made to Customers .................................          -      (68,058)      (38,962)
   Principal Collected on Held-to-Maturity
    Securities .............................................        220          204         2,826
   Proceeds from Sale of Available-for-Sale
    Securities .............................................     39,041      133,971       146,071
   Proceeds From Sale of Fixed Assets ......................          -            -         3,831
   Purchases of Available-for-Sale Securities ..............    (39,560)     (60,000)       (1,797)
                                                              ---------    ---------     ---------

Net Cash Flows From Investing Activities ...................     79,135       18,490       146,873
                                                              ---------    ---------     ---------

Cash Flows From Financing Activities:
   Preferred Stock Dividends Paid ..........................    (30,985)     (33,676)      (31,518)
   Purchase of Treasury Stock ..............................    (48,574)     (77,887)      (42,998)
                                                              ---------    ---------     ---------

Net Cash Flows From Financial Activities ...................    (79,559)    (111,563)      (74,516)
                                                              ---------    ---------     ---------

Net Increase in Cash .......................................     41,199          887        78,469

Cash and Temporary Investments -
 Beginning of Year .........................................    165,009      164,122        85,653
                                                              ---------    ---------     ---------

Cash and Temporary Investments -
 End of Year ...............................................  $ 206,208    $ 165,009     $ 164,122
                                                              =========    =========     =========



The accompanying notes are an integral part of these financial statements.

TWENTY SERVCES, INC,

--------------------------------------------------------------------------------



                                                                For the Years Ended December 31,
                                                                 2001        2000          1999
                                                              ---------    ---------     ---------
Reconciliation of Net Income to Net Cash From
 Operating Activities:

   Net Income (Loss) .......................................  $ (89,070)   $  77,915     $  (2,720)
   Adjustments to Reconcile Net Income to Net
    Cash From Operating Activities:
       Depreciation and Amortization .......................        816        4,898         4,904
       Provision for Equity in Gain of American
        Equity .............................................    (14,236)     (78,031)      (41,048)
       Provision for Recovery of Prior Year Income
        Taxes ..............................................          -       42,645       (42,645)
       Net Change in Deferred Income Taxes .................     (1,521)       1,031        (1,344)
       Loss on Sale of Marketable Securities ...............    139,210       43,488       130,695
       Gain on Sale of Property ............................          -            -        (2,218)
       (Increase) Decrease in Accounts Receivable ..........      1,588       (2,721)          243
       Increase in Accounts Payable and Accrued
        Liabilities ........................................      4,836        4,735        15,958
       Decrease in Income Taxes Payable ....................          -            -       (55,713)
                                                              ---------    ---------     ---------

Net Cash From Operating Activities .........................  $  41,623    $  93,960     $   6,112
                                                              =========    =========     =========


The accompanying notes are an integral part of these financial statements.



                                                           TWENTY SERVICES, INC.

                                                Statements of Changes in Stockholders' Equity
                                            For the Years Ended December 31, 2001, 2000, and 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          Investment
                                                                             Accumulated   in Twenty
                                                      Additional                Other      Services  Preferred   Common
                               Preferred     Common     Paid-In   Retained  Comprehensive  Holding,  Treasury   Treasury
                               Stock $.10  Stock $.10   Capital   Earnings     Income        Inc.      Stock     Stock      Total
                               ----------  ---------- ---------- ---------- ------------- ---------- --------- --------- ----------
Balance - December 31, 1998,
 As Restated .................. $50,511     $128,307  $2,070,299 $1,403,559   $(105,148)   $(60,000) $  (547)  $ (6,522) $3,480,459

Net Loss ......................       -            -           -     (2,720)          -           -        -          -      (2,720)

Purchase of Treasury Stock ....       -            -           -          -           -           -   (2,206)   (40,792)    (42,998)

Dividends on Preferred Stock,
 ($.07 Per Share) .............       -            -           -    (35,358)          -           -        -          -     (35,358)

Share of Decrease in American
 Equity Capital, Net of
 Deferred Income Tax
 of $60,314 ...................       -            -    (541,531)         -           -           -        -          -           -

Change in Unrealized Loss on
 Available-for-Sale
 Securities, Net of Deferred
 Income Tax Benefits
 of $83,744 ...................       -            -           -          -    (251,239)          -        -          -           -

Balance - December 31, 1999 ...  50,511      128,307   1,528,768  1,365,481    (356,387)    (60,000)  (2,753)   (47,314)  2,606,613

Net Income ....................       -            -           -     77,915           -           -        -          -      77,915

Purchase of Treasury Stock ....       -            -           -          -           -           -     (904)   (76,983)    (77,887)

Dividends on Preferred
 Stock,($.07 Per Share) .......       -            -           -    (35,358)          -           -        -          -     (35,358)

Share of Increase in American
 Equity Capital, Net of
 Deferred Income Tax
 of $1,592 ....................       -            -     300,391          -           -           -        -          -     300,391

Change in Unrealized Loss on
 Available-for-Sale
 Securities, Net of Deferred
 Income Tax of $23,600 ........       -            -           -          -      70,803           -        -          -      70,803





TWENTY SERVICES, INC.

Statements of Changes in Stockholders' Equity (continued) For the Years Ended
December 31, 2001, 2000, and 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Investment
                                                                                       Accumulated  in Twenty
                                                   Additional               Other      Services    Preferred    Common
                             Preferred   Common     Paid-In    Retained  Comprehensive   Holding,    Treasury  Treasury
                             Stock $.10 Stock $.10  Capital    Earnings    Income          Inc.        Stock    Stock       Total
                             ---------- ---------- ---------- --------- -------------  ----------- ---------- ---------  -----------
Balance - December 31, 2000 . $50,511   $128,307   $1,829,159 $1,408,038  $(285,584)   $(60,000)   $(3,657)   $(124,297) $2,942,477

Net Loss ....................       -          -            -    (89,070)         -           -          -            -     (89,070)

Purchase of Treasury Stock ..       -          -            -                     -           -     (1,447)     (47,127)    (48,574)

Dividend on Preferred Stock
 ($.07 Per Share) ...........       -          -           -     (35,358)         -           -          -            -     (35,358)

Change in Unrealized
 Loss on Available-for-Sale
 Securities, Net of
 Deferred Income Tax
 of $(77,761) ...............       -          -           -           -    233,283          -           -            -     233,283

Share of Increase of
 American Equity
 Capital, Net of
 Deferred Income Tax
 of $(65,432) ...............       -          -            -          -          -           -          -            -    (210,529)

Balance - December 31, 2001 . $50,511   $128,307   $1,618,630 $1,283,610  $ (52,301)   $(60,000)   $(5,104)   $(171,424) $2,792,229


                              TWENTY SERVICES, INC.

                          Notes to Financial Statements

              For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

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

             Marketable  Securities - On January 1, 1995,  the Company  adopted
             ----------------------
             the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------


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

             Earnings Per Common Share - Earnings per common share are
             -------------------------
             determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2001, 2000, and 1999 was 1,283,068.

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

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


                                                      2001                           2000
                                         ---------------------------      ---------------------------
                                          Carrying           Fair          Carrying          Fair
                                           Value             Value          Value            Value
                                         ----------       ----------      -----------      ----------
Cash and Temporary
 Investments                             $  206,208       $  206,208      $   165,009      $  165,009
Marketable Securities                     1,813,084        1,813,084        1,640,949       1,640,949
Finance Receivables, Net                     84,440           84,440          163,874         163,874


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

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 4 -     Marketable Securities

             The amortized cost and aggregate fair values of investments in securities are as follows:



                                                                   Gross       Gross
                                                   Amortized     Unrealized  Unrealized    Fair
                                                      Cost         Gains       Losses      Value
                                                   ----------    ----------  ---------- ----------
December 31, 2001:
------------------

Available-for-Sale Securities:
   Equity Securities ...........................   $1,276,462     $42,750    $ 42,168   $1,277,044
   Debt Securities .............................      602,875       6,170      76,486      532,559
                                                   ----------     -------    --------   ----------
             Total Available-for-Sale
              Securities .......................   $1,879,337     $48,920    $118,654   $1,809,603
                                                   ==========     =======    ========   ==========

Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies ..................   $    3,481     $     -    $      -   $    3,481
                                                   ==========     =======    ========   ==========

December 31, 2000:
------------------

Available-for-Sale Securities:
   Equity Securities ...........................   $1,276,462     $19,778    $214,556   $1,081,684
   Debt Securities .............................      741,565           -     186,001      555,564
                                                   ----------     -------    --------   ----------
             Total Available-for-Sale
              Securities .......................   $2,018,027     $19,778    $400,557   $1,637,248
                                                   ==========     =======    ========   ==========

Held-to-Maturity Securities -
   Obligations of U.S. Government
    Corporations and Agencies ..................   $    3,701     $     -    $      -   $    3,701
                                                   ==========     =======    ========   ==========



             The amortized cost and aggregate fair value of debt securities at December 31, 2001 and 2000, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 4 -     Marketable Securities (Continued)


                                                   Available-For-Sale        Held-to-Maturity
                                               ----------------------     ----------------------
                                               Amortized      Market      Amortized       Market
                                                 Cost         Value         Cost          Value
                                               -----------   --------     ---------       ------
             December 31, 2001
             -----------------

             Corporate Due in:
                1-5 Years .................... $247,788      $230,020      $    -         $    -
                6-10 Years ...................  100,004        84,500           -              -
                After 10 Years ...............  255,083       218,039           -              -
                                               --------      --------      ------         ------
                                                602,875       532,559           -              -

             U.S. Government
              Corporations and
              Agencies Due in -
               After 10 Years ................       -             -        3,481          3,481
                                               --------      --------      ------         ------

             Total ........................... $602,875      $532,559      $3,481         $3,481
                                               ========      ========      ======         ======

             December 31, 2000
             -----------------

             Corporate Due in:
                1-5 Years .................... $386,478      $238,038      $    -         $    -
                6-10 Years ...................  100,004        91,250           -              -
                After 10 Years ...............  255,083       226,276           -              -
                                               --------      --------      ------         ------
                                                741,565       555,564           -              -

             U.S. Government
              Corporations and
              Agencies Due in -
                After 10 Years ...............        -             -       3,701          3,701
                                               --------      --------      ------         ------

             Total ........................... $741,565      $555,564      $3,701         $3,701
                                               ========      ========      ======         ======


             Proceeds from the sale of available-for-sale securities were $39,041 for the year ended December 31, 2001. A net loss of $519 was realized. There were no sales of held-to-maturity securities during the year ended December 31, 2001.

             At December 31, 2001, certain securities classified as available-for-sale were written down to the estimated realizable values because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary. The write-down of $138,691 has been recorded as a realized loss on sale-of-securities.

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 4 -     Marketable Securities (Continued)

             Proceeds from the sale of available-for-sale securities were $133,971 for the year ended December 31, 2000. A net loss of $43,488 was realized. There were no sales of held-to-maturity securities during the year ended December 31, 2000.

Note 5 -     Finance Receivables and Allowance for Credit Losses

             Finance receivables consisted of the following at December 31:

                                                           2001       2000
                                                          -------   --------

             Real Estate ................................ $35,341   $107,178
             Business and Other .........................  59,449     67,046
                                                          -------   --------

             Total Finance Receivables ..................  94,790    174,224
             Less Allowance for Credit Losses ...........  10,350     10,350
                                                          -------   --------

             Finance Receivables, Net ................... $84,440   $163,874
                                                          =======   ========

             At December 31, 2001, contractual maturities of finance receivables were as follows:


                         2002      2003     2004      2005     2006    After     Total
                        -------   ------   ------    ------   ------  -------   -------
Real Estate             $ 4,506   $2,270   $1,168    $1,283   $1,411  $24,703   $35,341
Business and
 Other                   56,706    2,366      300        77        -        -    59,449
                        -------   ------   ------    ------   ------  -------   -------

Totals                  $61,212   $4,636   $1,468    $1,360   $1,411  $24,703   $94,790
                        =======   ======   ======    ======   ======  =======   =======


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

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

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

             There was no change in the Company's ownership percentage in 2001.

             The following is a summary of the audited balance sheets and statements of operations of American:


                                                                 2001            2000
                                                            --------------  --------------
             Total Assets ................................  $4,392,495,000  $2,528,126,000
                                                            ==============  ==============

             Total Liabilities ...........................  $4,249,723,000  $2,369,971,000
             Minority Interest ...........................     100,155,000      99,503,000
             Stockholders' Equity ........................      42,567,000      58,652,000
                                                            --------------  --------------

             Total Liabilities and Stockholders' Equity ..  $4,392,445,000  $2,528,126,000
                                                            ==============  ==============

             Revenues ....................................  $  180,376,000  $  114,615,000
             Minority Interest ...........................       7,449,000       7,449,000
             Benefits and Expenses .......................     172,055,000     102,382,000
                                                            --------------  --------------

             Net Gain ....................................  $      872,000  $    4,784,000
                                                            ==============  ==============


TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 6 - Investment - American Equity Investment Life Holding Company (American) (continued)

             For 2001, as required by the equity method of accounting, the Company's investment of $956,662 increased by $14,236, which is 1.63% of American's income. The investment was decreased by $275,961, net of deferred tax benefit of $65,432 for the Company's share of American's decrease in capital. The net effect on the Company's investment in American is a decrease of $261,725.

             For 2000, as required by the equity method of accounting, the Company's investment of $576,648 was increased by $78,031, which is 1.63% of American's income. The investment was also increased by $301,983, net of deferred tax of $1,592 for the Company's share of American's increase in capital. The net effect on the Company's investment in American is an increase of $380,014.

Note 7 -     Property and Equipment

             Property and equipment consisted of the following at December 31:

                                                       2001       2000
                                                     --------   -------

             Equipment, Furniture and Automobiles .. $ 24,494   $24,494
             Less: Accumulated Depreciation ........  (24,494)   23,678
                                                     --------   -------

             Net Property and Equipment ............ $      -   $   816
                                                     ========   =======

Note 8 -     Income Taxes

             Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and the increase or decrease in the value of the Company's investment in American Equity Life Holding Company.

             The provision for income taxes was as follows for the years ended December 31:


                                                                         2001     2000      1999
                                                                       --------  ------   --------
             Current:
               Benefit Net Operating Loss Carryback .................  $     -   $    -   $(42,645)
               Deferred Tax Provision ...............................   (1,521)   1,031     10,835
                                                                       -------   ------   --------

             Total Provision for Income Taxes .......................  $(1,521)  $1,031   $(31,810)
                                                                       =======   ======   ========

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 8 -     Income Taxes (continued)

             Deferred tax assets and liabilities at December 31 consisted of the following:


                                                                                       2001       2000
                                                                                     --------   ---------
             Deferred tax assets:
               Net unrealized loss on available for sale securities ..............   $ 17,434   $  95,195
               Net operating loss carryforwards ..................................     97,070      54,570
               Net unrealized loss on investment in American Equity
                Investment Life Holding Company ..................................     23,766     (41,666)
               Other .............................................................        490      (1,031)
                                                                                     --------   ---------
                                                                                      138,760     107,068
             Less valuation allowance ............................................     97,070      54,570
                                                                                     --------   ---------
             Total deferred tax assets ...........................................   $ 41,690   $  52,498
                                                                                     ========   =========


             The company has available at December 31, 2001, $388,282 of unused operating loss carryforwards that may be applied against future taxable income and that expire in the years 2020 and 2021.

Note  9 -    Stockholders' Equity

             The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company's option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 1998 dividend (approximately $35,400) was declared in February 1999 and paid in March 1999. The 1999 dividend (approximately $31,500) was declared in February 1999 and paid in March 2000. The 2000 dividend (approximately $33,700) was declared in February 2000 and paid in March 2001.

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

TWENTY SERVICES, INC.

For the Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

Note 11 -    Concentration of Credit Risk

             The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $1,512,877 of uninsured investments at December 31, 2001.

Note 12 -    Treasury Stock

             The Company purchased 37,701 shares of its common stock for an aggregate purchase price of $47,127, or $1.25 per share and 5,788 shares of its preferred stock for an aggregate purchase price of $1,447, or $.25 per share, during the year ended December 31, 2001. The shares are held as common treasury stock and preferred treasury stock.

             The Company purchased 61,957 shares of its common stock for an aggregate purchase price of $76,983, or $1.25 per share and 3,615 shares of its preferred stock for an aggregate purchase price of $904, or $.25 per share, during the year ended December 31, 2000. The shares are held as common treasury stock and preferred treasury stock.

                             TWENTY SERVICES, INC.

             Schedule I - Marketable Securities - Other Investments
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                                                              Amount at
                                                                                                              which each
                                                                                                             portfolio of
                                                      Number of                                                 equity
                                                      shares or                            Market          security issues
                                                       units -                             value            and each other
                                                      principal                           of each           security issue
                                                       amount                              issue            carried in the
                                                      of bonds          Cost of          at balance         issue balance
Name of issuer and title of each issue               and notes         each issue        sheet date             sheet
--------------------------------------               ----------       -----------        ----------         ---------------
Equity Security Available-for-Sale:
Amern Hlth Pptys Inc Pfd Repstg 1/100th Ser B
Shs 8.6%                                                6,000         $  150,000         $  150,000           $  150,000

Fedl Rlty Invt Tr Pfd 7.95%                            10,000            250,000            241,000              241,000

Health Care Property Investors Inc                      5,000            191,561            181,050              181,050

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A
1/400 Cum Pfd                                           2,000             50,000             58,100               58,100

Repsol Intl Cap Ltd Pfd Non Cum Gtd Ser A
7.4%                                                    1,000             25,000             22,950               22,950

Taubman Centers Inc Pfd 8.30%                           1,300             32,500             30,290               30,290

US Restaurant Pptys Pfd Ser A Conv 7.72
11/17/2002                                              1,000             25,000             18,300               18,300

West Bancorporation Inc                                 3,150             31,766             37,170               37,170

Public Storage $2.45 Dep Shs Repstg 1/1000 A
sh. of Eq                                               3,000             60,000             81,570               81,570

HECO Capital Trust II Quids 7.3% Due 12/15/28           6,000            150,000            150,600              150,600

New Plan Excel Rlty Pfd Tr Inc Ser D 7.8%               3,000            150,005            144,000              144,000

Realty Income Corp 8.25% Sr Unseed Nts Due
2008 Monthly                                            6,000            150,005            157,080              157,080

US Home & Garden Tr I Pfd 9.4% 04/30/28                   425             10,625              4,934                4,934
                                                                      ----------         ----------           ----------
Total Equity Securities Available-for-Sale                             1,276,462          1,277,044            1,277,044
                                                                      ----------         ----------           ----------


TWENTY SERVICES, INC.

For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                                                              Amount at
                                                                                                              which each
                                                                                                             portfolio of
                                                      Number of                                                 equity
                                                      shares or                            Market           security issues
                                                       units -                             value            and each other
                                                      principal                           of each           security issue
                                                       amount                              issue            carried in the
                                                      of bonds          Cost of          at balance         issue balance
Name of issuer and title of each issue               and notes         each issue        sheet date             sheet
--------------------------------------               ----------       -----------        ----------         ---------------
Debt Securities Available-for-Sale:
Cendant Corp NT CPN 7.750% Due 12/01/03
DTD 11/30/98 FC 06/01/99                              150,000         $  152,782         $  152,782              152,520

Northwest Airlines Inc CPN 7.625% Due 03/15/05
DTD 03/04/98 FC 09/01/99                              100,000             95,005             77,500               77,500

AES Corp Sr Notes Death Put CPN 8%
Due 12/31/08 DTD 12/08/98 FC 03/31/99
Call 12/31/00 @100                                    100,000            100,004             84,500               84,500

Aetna Svcs Inc GTD DEB CPN 7.625% Due
08/15/26 DTD 08/19/96 FC 02/15/97                     150,000            156,152            162,322              162,322

Land O Lakes Cap Trst 1 144A B/E CPN 7.45%
Due 03/15/28 DTD 03/25/98 FC 09/15/98                 100 000             98,932             55,717               55,717
                                                                      ----------         ----------           ----------
Total Debt Securities Available-for-Sale                                 602,875            532,559              532,559
                                                                      ----------         ----------           ----------

Debt Securities Held-to-Maturity -
GNMA Mortgage Backed Certificates, Due 2012                                3,481              3,481                3,481
                                                                      ----------         ----------           ----------
Total                                                                 $1,882,818         $1,813,084           $1,813,084
                                                                      ==========         ==========           ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TWENTY SERVICES, INC.




                                              By: /s/ Jack C. Bridges
                                                  ------------------------------
                                                  Jack C. Bridges
                                                  Executive Vice-President

Dated:   March 27, 2002
       ------------------




SIGNATURE                     CAPACITY                          DATE
---------                     --------                          ----


/s/ David J. Noble            Chairman and Director             March 27, 2002
-------------------------     of Twenty Services, Inc.          ---------------
David J. Noble                (The Registrant)
                              Principal Executive
                              Officer)


/s/ A.J. Strickland, III      Vice-Chairman and                 March 27, 2002
-------------------------     Director of the                   ---------------
A.J. Strickland, III          Registrant