Form 10-Q
period 2002-03-31
TWENTY SERVICES INC
filed 2002-05-15
CIK 31704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2002             Commission File No. 0-8488
                                                                          ------


                              TWENTY SERVICES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its Charter)

          ALABAMA                                            63-0372577
-------------------------------                      ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)


     20 Cropwell Drive, Suite 100                       Pell City, Alabama 35128
---------------------------------------                 ------------------------
(Address or principal executive offices)                  (City, State, Zip)

Registrant's telephone number, including area code                  205-884-7932
                                                                    ------------

Former name, former address, and former fiscal year, if changed since last
             --------------
report.

--------------------------------------------------------------------------------

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


                                       Page -1-

                              TWENTY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      ASSETS

                                                      March 31,       December 31,
                                                        2002              2001
                                                      ---------       ------------


Cash and temporary investments ....................  $  244,164       $  206,208
Marketable securities .............................   1,812,904        1,813,084
Investment-American Equity Investment
   Life Holding Company ...........................     694,937          694,937
Receivables, Net ..................................      84,500           86,818
Other assets ......................................      41,690           41,690
                                                     ----------       ----------

Total assets ......................................  $2,878,195       $2,842,737
                                                     ==========       ==========


      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Accounts payable and accrued expenses .........  $   79,178       $   50,508
                                                     ----------       ----------

Stockholder's equity:
    Preferred stock, Cumulative $0.10 par value ...      50,511           50,511
    Common stock, par value $0.10 .................     128,307          128,307
    Additional paid-in capital ....................   1,618,630        1,618,630
    Retained earnings .............................   1,292,030        1,283,610
    Net unrealized gain (loss) on
         available-for-sale securities ............     (52,301)         (52,301)
    Less investment in Twenty Services Holding ....     (60,000)         (60,000)
    Treasury Stock ................................    (178,160)        (176,528)
                                                     ----------       -----------

         Net stockholder's equity .................   2,799,017        2,792,229
                                                      ---------       ----------

Total liabilities and stockholder's equity ........  $2,878,195       $2,842,737
                                                     ==========       ==========




                                       Page -2-

                              TWENTY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,

                                                       2002           2001
                                                       ----           ----

Revenues .........................................   $   41,775    $   44,182

Expenses:
  General and administrative .....................       33,319        41,452
                                                     ----------    ----------

Gain from operations and income
  before income taxes ............................        8,456         2,730

Provision for income tax .........................          -0-           500
                                                     ----------    ----------

Net income .......................................   $    8,456    $    2,230
                                                     ==========    ==========

Weighted average number of
  common shares outstanding ......................    1,283,068     1,283,068
                                                     ==========    ==========

Earnings per share* ..............................   $      .00    $      .00
                                                     ==========    ==========




** After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.


                                       Page -3-

                              TWENTY SERVICES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,

                                                        2002            2001
                                                        ----            -----
Cash flows from operating activities:
   Interest and dividends received .................   $ 41,775      $ 41,554
   Other income ....................................          -         2,628
   Cash paid employees and suppliers ...............     (4,649)       (8,809)
                                                       --------      --------

Net cash provided by operating activities ..........     37,126        35,373
                                                       --------      --------

Cash flows from investing activities:
   Principal collected on loans ....................      2,462        71,162
   Purchase of Treasury Stock ......................     (1,632)      (22,346)
                                                       --------      --------

Net cash provided by investing activities ..........        830        48,816
                                                       --------      --------

Net increase in cash ...............................     37,956        16,557

Cash and temporary investments,
   beginning of period .............................    206,208       165,009
                                                       --------      --------

Cash and temporary investments
   end of period ...................................   $244,164      $181,566
                                                       ========      ========





                                       Page -4-

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2002, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current liabilities to generate liquidity.

     The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS
---------------------

     The Registrant reported a net income of $8,456 for the three months ended March 31, 2002 as compared to the net income of $2,230 for the corresponding 2001 period.

REVENUES
--------

     Revenues for the three months ended March 31, 2002 of $41,775 were comparable to $44,182 for the corresponding 2001 period. The decrease was due primarily to a decrease in interest income.

EXPENSES
--------

     General and administrative expenses decreased from $41,452 in 2001 to $33,319 for the corresponding 2002 period.

-----------------------------------------------------------------------------
The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.


                                       Page -5-

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ........................................   None

Item 2.  Changes in Securities ....................................   None

Item 3.  Defaults Upon Senior Securities ..........................   None

Item 4.  Submission of Matters to a Vote of Security Holders ......   None

Item 5.  Other Information:

              On February 28, 2002, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) per share, payable March 29, 2002 to holders of record at February 28, 2002 of the Series A-1980, Series A-1981, Series A-1982 and Services A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2001. On March 29, 2002, the dividend so declared was paid in the amount of approximately $32,500.


                                       Page -6-

                              TWENTY SERVICES, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

    May 9, 2002                                 /s/ Jack C. Bridges
---------------------                         ------------------------
       Date                                        Jack C. Bridges
                                              Executive Vice-President




                                       Page -7-