Form 10-Q
period 2002-06-30
TWENTY SERVICES INC
filed 2002-08-13
CIK 31704

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 2002                Commission File No. 0-8488
                                                                          ------


                             TWENTY SERVICES, INC.
                             ---------------------
            (Exact name of Registrant as specified in its Charter)

          ALABAMA                                             63-0372577
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)


20 Cropwell Drive, Suite 100                      Pell City, Alabama 35128
----------------------------                     --------------------------
(Address or principal executive offices)               (City, State, Zip)

Registrant's telephone number, including area code     205-884-7932
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

   YES       X                                       NO
      --------------                                    ---------------

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the period of this report.

             Par Value $0.10 per share         1,283,068 shares

                              TWENTY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    June 30,     December 31,
                                                     2002           2001
                                                 ------------   -------------


Cash and temporary investments                   $   134,904    $   206,208
Marketable securities                              1,902,815      1,813,084
Investment-American Equity Investment
   Life Holding Company                              694,937        694,937
Receivables, Net                                      80,879         86,818
Other assets                                          46,689         41,690
                                                 -----------    -----------

Total assets                                     $ 2,860,224    $ 2,842,737
                                                 ===========    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY



Liabilities:
    Accounts payable and accrued expenses        $    39,354    $   50,508
                                                 -----------    ----------

Stockholder's equity:
    Preferred stock, Cumulative $0.10 par value       50,511        50,511
    Common stock, par value $0.10                    128,307       128,307
    Additional paid-in capital                     1,679,978     1,618,630
    Retained earnings                              1,259,188     1,283,610
    Net unrealized gain (loss) on
         available-for-sale securities               (52,301)      (52,301)
    Less investment in Twenty Services Holding       (60,000)      (60,000)
    Treasury Stock                                  (184,813)     (176,528)
                                                 -----------    ----------

         Net stockholder's equity                  2,820,870     2,792,229
                                                 -----------    ----------

Total liabilities and stockholder's equity       $ 2,860,224    $2,842,737
                                                 ===========    ==========

                              TWENTY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                   Three Months Ending       Six Months Ending
                                        June 30                   June 30,
                                        -------                   --------

                                    2002        2001        2002         2001
                                    ----        ----        ----         ----

Revenues                          $33,685     $44,182      $75,460     $82,383

Expenses:
   General and administrative      31,159      41,452       64,478      74,434
                                   ------     -------      -------     -------


Income from operations              2,526       2,730       10,982       7,949
                                   ------     -------      -------     -------


Net income                        $ 2,526     $ 2,730      $10,982     $ 7,949
                                  =======     =======      =======     =======



Weighted average number of
 common shares outstanding      1,283,068   1,283,068    1,283,068   1,283,068
                                =========   =========    =========   =========


Earnings per share *
         Net Income               $   .00     $   .00      $   .00     $   .00
                                  =======     =======      =======     =======



         * After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

                              TWENTY SERVICES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six months ended
                                                               June 30,
                                                               --------
                                                         2002            2001
                                                         ----            ----

Cash flows from operating activities
Interest and dividends received                        $ 75,460        $82,383
Cash paid employees and suppliers                       (75,932)       (68,422)
                                                       --------        -------

   Net cash (used) provided by operating activities        (472)        13,961
                                                       --------        -------

Cash flows from investing activities:

   Purchase of securities, net                          (27,189)       (39,560)
   Principal collected on held-to-held-securities            -          73,271
                                                       --------        -------



   Net cash provided (used) by investing activities     (27,189)        33,711
                                                       --------        -------
Cash flows from financing activities:

   Preferred stock dividends                            (35,358)       (35,358)
   Purchase Treasury Stock                               (8,285)       (35,265)
                                                       --------        -------

   Net cash used by financing activities                (43,643)       (70,623)
                                                       --------        -------

Net (decrease) in cash                                  (71,304)       (22,951)

Cash and temporary investments,
    beginning of period                                 206,208        165,009
                                                       --------        -------

Cash and temporary investments,
    end of period                                      $134,904       $142,058
                                                       ========       ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         LIQUIDITY AND CAPITAL RESOURCES


             During the six months ended June 30, 2002, the Registrant's liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company's current liabilities to generate liquidity.

             The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

    RESULTS OF OPERATIONS

             The Registrant reported a net income of $10,982 for the six months ended June 30, 2002 as compared to the net income of $7,949 for the corresponding 2001 period.

    REVENUES

             Revenues for the six months ended June 30, 2002 of $75,460 were comparable to $82,383 for the corresponding 2001 period. The decrease was due primarily to a decrease in interest income.

    EXPENSES

             General and administrative expenses were $64,478 in 2002 as compared to $74,434 for the corresponding 2001 period. The decrease was due primarily to a decrease in professional services.


    --------------------------------------------------------------------------
    The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

                                     PART II

                                OTHER INFORMATION




Item 1.  Legal Proceedings ...........................................   None

Item 2.  Changes in Securities .......................................   None

Item 3.  Defaults Upon Senior Securities .............................   None

Item 4.  Submission of Matters to a Vote of Security Holders .........   None

Item 5.  Other Information ...........................................   None

                              TWENTY SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Twenty Services, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, David J. Noble, Chairman of the Board of Directors of the Company and Principal Executive Officer, and Jack C. Bridges, Executive Vice-President of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID J. NOBLE                    /s/ JACK C. BRIDGES
---------------------                 -----------------------------------
David J. Noble                        Jack C. Bridges
Chairman and Director                 Executive Vice-President
of the Company and                    August 8, 2002
Principal Executive Officer
August 8, 2002