Form 10-Q
period 2002-09-30
TWENTY SERVICES INC
filed 2002-11-07
CIK 31704

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2002

Commission File No. 0-8488

TWENTY SERVICES, INC.
(Exact name of Registrant as specified in its Charter)

ALABAMA (State or other jurisdiction of incorporation or organization)	63-0372577 (I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100 (Address or principal executive offices)	Pell City, Alabama 35128 (City, State, Zip)

Registrant’s telephone number, including area code	205-884-7932

Former name, former address, and former fiscal year, if changed since last report.

____________________________________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share                                           1,283,068 shares

TWENTY SERVICES, INC.

TWENTY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and temporary investments	$164,357	$206,208
Marketable securities	1,833,037	1,813,084
Investment-American Equity Investment Life Holding Company	694,937	694,937
Receivables, Net	78,705	86,818
Other assets	41,690	41,690

Total assets	$2,812,726	$2,842,737

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$12,666	$50,508

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,618,630	1,618,630
Retained earnings	1,309,904	1,283,610
Net unrealized gain (loss) on available-for-sale securities	(52,301)	(52,301)
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(194,991)	(176,528)

Net stockholder’s equity	2,800,060	2,792,229

Total liabilities and stockholder’s equity	$2,812,726	$2,842,737

TWENTY SERVICES, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ending September 30,		Nine Months Ending September 30,

	2002	2001	2002	2001

Revenues	$46,698	$43,500	$122,159	$125,883

Expenses:
General and administrative	31,111	21,810	95,589	96,254

Income from operations	15,587	21,690	26,570	29,629

Provision for income taxes	-0-	12,000	-0-	14,500

Net income	$15,587	$9,690	$26,570	$15,129

Weighted average number of common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net Income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities
Interest and dividends received	$122,159	$125,883
Cash paid employees and suppliers	(98,169)	(92,520)

Net cash (used) provided by operating activities	23,990	33,363

Cash flows from investing activities:
Principal collected on loans	8,113	79,123
Sale (purchase) of securities	(19,953)	(39,560)

Net cash provided (used) by investing activities	(11,840)	39,563

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(18,463)	(47,614)

Net cash used by financing activities	(54,001)	(83,152)

Net (decrease) in cash	(41,851)	(10,226)

Cash and temporary investments, beginning of period	206,208	165,009

Cash and temporary investments, end of period	$164,357	$154,783

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

         The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

         The Registrant reported a net income of $26,570 for the nine months ended September 30, 2002 as compared to the net income of $15,129 for the corresponding 2001 period. The increase is due primarily to a reduction in income taxes.

REVENUES

         Revenues for the nine months ended September 30, 2002 of $122,159 were comparable to $125,883 for the corresponding 2001 period. The decrease was due primarily to a decrease in interest income.

EXPENSES

         General and administrative expenses were $95,589 in 2002 as compared to $96,254 for the corresponding 2001 period.

______________

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

TWENTY SERVICES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Twenty Services, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack C. Bridges, Executive Vice-President of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ JACK C. BRIDGES

Jack C. Bridges Executive Vice-President November 4th, 2002

TWENTY SERVICES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Twenty Services, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David J. Noble, Chairman/Director of the Board and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DAVID J. NOBLE

David J. Noble Chairman and Director of the Company and Principal Executive Officer November 4th, 2002