Form 10-K
period 2002-12-31
TWENTY SERVICES INC
filed 2003-03-31
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2002

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its charter)

ALABAMA (State or other jurisdiction of incorporation or organization)	63-0372577 (I.R.S. Employer Identification NO.)

20 Cropwell Drive, Suite 100 Pell City, Alabama (Address of principal executive office)	35128 (Zip Code)

Registrant’s telephone number, including area code:  (205) 884-7932

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class Not Applicable	Name of each exchange on which registered Not Applicable

Common Stock
7% Cumulative Preferred Stock*
(Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ☒	NO ☐

As of December 31, 2002, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2002, the aggregate market value of the voting stock of the Registrant held by non affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,660,000.

Documents incorporated by reference: None

*          Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

1.         Business.

(a)       General Development of Business. Since its inception in 1955, Twenty Services, Inc. (hereinafter sometimes referred to as the “Registrant” or “Company”), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant's assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983 the Company and an affiliate of Twenty Services Holding, Inc. (“Holding”), the owner of approximately 56% of the Registrant's outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa (“Statesman”). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa (“American Equity”). As of the date of this Annual Report on Form 10-K, the Registrant owns 237,000 shares of common stock of American Equity.

Depending upon the financial condition of the Registrant, the opportunities are available to the Registrant and other matters, the Registrant may acquire majority interests in, and thereafter direct the operations of, other corporations or business entities engaged in one or more active businesses. The Registrant will continue to engage in certain aspects of the general finance business, including extending credit to certain persons and collecting its loan receivables. As of the date of this annual report on Form 10-K, the Registrant does not believe that the composition of its investments and the nature of its business activities render it subject to the Investment Act of 1940, and the Board of Directors of the Registrant will be structured in a manner so that the Registrant will not become subject to the Investment Company Act of 1940.

(b)      Financial Information Regarding Industry Segments. The Registrant is not required to supply information respecting industry segments. However, for certain information respecting the general finance and other business activities of the Registrant, see the Financial Statements of Twenty Services, Inc., including the notes thereto, which are included elsewhere herein.

(c)       Narrative Description of Business.

General Finance Business. As stated above, the Registrant historically has engaged in the general finance business which has consisted of (i) extending credit to finance various real estate projects, including the purchase of single-family dwellings and commercial real estate, and to finance home improvements (the “Real Estate Loans”), and (ii) extending credit for business and miscellaneous purposes (the “Business and Miscellaneous Loans”).

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2002	2001	2000	1999	1998

Real Estate	$30,845	$35,343	$107,178	$43,280	$46,836

Business and Miscellaneous	$57,574	$59,449	$67,046	$75,259	$72,295

Total:	$88,419	$94,792	$174,224	$118,539	$119,131

Of the Registrant’s aggregate loan portfolio as of December 31, 2002, approximately 35% was securities by mortgages on real estate and approximately 65% was unsecured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2002	2001	2000

Interest Income	$71,048	$68,941	$75,107

Net Interest Income	$71,048	$68,941	$75,107

The Registrant utilizes the interest (actuarial) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

Other Business Activities. As described above, the Registrant’s stockholders have authorized the Registrant to redeploy the Registrant’s assets by conversion of such assets into cash and the reinvestment of the proceeds thereof in other business entities. The Registrant intends to invest in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In December 1996, the Company acquired a 19.75% interest in a newly formed insurance holding company, American Equity Investment Life Holding Company. The Chairman of the Des Moines, Iowa based company is also the Chairman of the Board of the Registrant. American Equity acquired a block of individual and group insurance policies in 1995 and 1996. In 1996, 1997, 1998 and 1999 American Equity obtained additional equity financing from other investors which reduced the Company’s interest therein to 1.64%.

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

Employees. During 2002 and 2001, the Registrant employed two (2) persons to fill two (2) positions; one (1) of such positions was an executive position and one (1) of such positions was a clerical/administrative position.

At February 2003, the Registrant employed two (2) persons to fill two (2) positions; one (1) of such positions was an executive position and one (1) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on October 30, 2002. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

The Registrant is not subject in any material way to regulations relating to the discharge of materials into the environment.

Other Matters. The Registrant’s business is not seasonal.

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

Due to the nature of its business, the Registrant does not have backlogs of orders believed to be firm. In addition, except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Registrant does not follow any specified practice with respect to working capital.

The Registrant is not dependent upon a single customer or related customers or a very few customers, the loss of any one (1) or more of which would have a materially adverse effect upon its business.

Financial Information Regarding Foreign and Domestic Operations and Export Sales.

All of the Registrant’s business activities have been conducted within the southeastern portion of the United States.

2.         PROPERTIES.

The Registrant maintains its principal executive office in an office facility located in Pell City, Alabama for which it pays aggregate annual rentals of $7,200. The Registrant believes its office facilities are adequate for its present needs.

The Registrant maintains its accounting records on a personal computer which is in compliance with the Y2K.

3.         LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K, the Registrant is not a part of any legal proceedings.

4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

During the period ended December 31, 2002, no matter was submitted to a vote of the securities holders of the Registrant.

PART II

5.         MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a)       Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b)       Holders of Record. As of December 31, 2002, there were 1,709 holders of record of the outstanding Common Stock of the Registrant, and 1,027 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c)       Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 2002, the Registrant reflected earned surplus of $1,537,245 and reflected capital surplus of $1,680,000.

As of December 31, 2002, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2001 and 2000, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

6.         SELECTED FINANCIAL DATA.

The following tabulation sets forth certain financial information respecting the Registrant.

	2002		2001	2000		1999	1998

Revenues	$180,862		$167,740	$189,706		$199,001	$167,074

Net Income (Loss)	$287,342		$(89,070)	$77,915		$(2,720)	$239,671

Earnings (Loss) per Common Share:

Net Income (Loss)	$.20		$(.10)	$.03		$(.03)	$.16

Total Assets	$3,363,346		$2,842,737	$2,983,774		$2,641,492	$3,617,935

Dividends Declared:

Common Sock	$0		$0	$0		$0	$0

Preferred Stock	$35,357	[1]	$35,357 [2]	$35,357	[3]	$35,357 [4]	$35,357	[5]

Total	$35,357		$35,357	$35,357		$35,357	$35,357

Book Value Per Common Share Outstanding	$2.51		$1.77	$2.25		$1.67	$2.28

______________

      1    Reflects dividend respecting Preferred Stock declared on February 28, 2003.

      2    Reflects dividend respecting Preferred Stock declared on February 28, 2002.

      3    Reflects dividend respecting Preferred Stock declared on February 26, 2001.

      4    Reflects dividend respecting Preferred Stock declared on February 27, 2000.

      5    Reflects dividend respecting Preferred Stock declared on February 28, 1999.

7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2002 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $287,342 in 2002 as compared to net loss of $89,070 in 2001. The increase was due primarily to a gain in equity of American Equity of $233,201 in 2002. General and administrative expenses decreased from $133,357 in 2001 to $123,201 in 2002.

Impact of Inflation. Inflation has an impact upon the Registrant’s financial position. Inflationary pressures generally increase the cost of borrowed funds to the Registrant, rendering it less economic for the Registrant to borrow money for re-lending purposes.

8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant are set forth at page F-3 through F-21 hereof and are incorporated herein by reference.

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

PART III

10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)-(e) - Identification of Directors and Executive Officers and Other Matters.

The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 28, 2003.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The Last five (5) Years

David J. Noble Chairman of the Board	71

Chairman of the Board of Directors, Twenty Services, Inc. Birmingham, Alabama (Finance business), Since 1980 and 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Birmingham, Alabama (Holding Company) since 1979; Chairman of the Board of Directors And President of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board	61

Director and Vice-Chairman Of the Board of Directors of Twenty Services, Inc. Birmingham, Alabama (General Finance business) Since 1977; Director, Twenty Services Holding, Inc., Birmingham, Alabama (Holding Company), Since 1970; Professor of Strategic Management - School of Commerce, University of Alabama Since 1980;

		- continued -

PART III (CONTINUED)

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) Years

Dr. A. J. Strickland, III - continued -	61	Director, American Equity Investment Life Holding Company, Des Moines, Iowa Since 1995.

Jack C. Bridges	75	Executive Vice-President, Twenty Services, Inc. Since April 1997.

There is no family relationship between any of the persons named above. Directors of the Registrant are elected at each annual meeting of the stockholders of the Registrant and serve until their successors have been elected and qualified. Executive officers of the Registrant are elected at a meeting of the Board of Directors immediately following each annual meeting of the stockholders of the Registrant. Mr. Noble was elected director of the Registrant in November 1979 pursuant to a resolution adopted by the Board of Directors of the Registrant stating that if Twenty Services Holding, Inc. acquired approximately 20% of the outstanding Common Stock of the Registrant, the Registrant would make available to nominees of Twenty Services Holding, Inc., two (2) places on the Registrant’s Board of Directors.

(F)      Involvement in Certain Legal Proceedings.

During the past ten (10) years, no officer or director of the Registrant has been involved in any event of the type described in Item 3(f) of the Regulations S-K of the Securities Exchange Act of 1934.

11.       EXECUTIVE COMPENSATION

Current Remuneration. During 2002 no officer or director of the Registrant received aggregate remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2002.

Name of Individuals or Number of Persons In Group	Capacities Which Served	Salaries and Directors’ Fees

All directors and officers as a group(three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2002, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

Directors’ Remuneration. All directors of the Registrant receive $300 per month.

Options, Warrants, or Rights. The Registrant does not maintain any plan pursuant to which persons are entitled to acquire any equity securities of the Registrant.

Termination of Employment. Except as otherwise described in Item 11 of this annual report on Form 10-K, there are no plans or arrangements relating to payments to be made to any officer, or director of the Registrant, which resulted or will result from any person’s resignation, retirement, or termination or employment with the Registrant.

12.       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)       Security Ownership of Certain Beneficial Owners.

As of the date of this annual report on Form 10-K, the only person who owns of record and directly more than 5% of the Registrant’s outstanding voting securities is Twenty Services Holding, Inc., a Delaware corporation, whose principal business address is 20 Cropwell Drive, Suite 100, Pell City, Alabama. As of such date, Twenty Services Holding, Inc. and an affiliate of Holding own 725,267 shares of Common Stock of the Registrant and approximately 57% of the combined outstanding shares of Common Stock and Series A-Preferred Stock of the Registrant. Except as otherwise required by Alabama law and except for certain rights accorded by the Registrant’s Certificate of Incorporation in the event that dividends respecting the Series A-Preferred stock are not paid, the holders of the Series A-Preferred Stock are not entitled to vote respecting matters coming before any meeting of the stockholders of the Registrant.

By virtue of his ownership of Common Stock of Twenty Services Holding, Inc., Mr. David J. Noble, the Chairman of the Board of Directors of the Registrant, indirectly and beneficially owns approximately 52% of the outstanding Common Stock of the Registrant.

(b)       Security Ownership of Management. The following tabulation sets forth certain information regarding the shares of equity securities of the Registrant.

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	David J Noble	668,183 Indirect (1)	52.29%

Common Stock	A. J. Strickland, III	49,638 Indirect (1)	3.88%

Common Stock	All directors and Executive officers as A group (3) persons	717,821 Indirect (1)	56.18%

______________

   (1)    Reflects each person’s interest in the shares of Common Stock of the Registrant owned by Twenty Services Holding, Inc., based upon such person’s ownership of the outstanding shares of Common Stock of Twenty Services Holding, Inc. as of February 28, 2003, excluding 6,000 shares of Common Stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of Common Stock.

As of February 28, 2003, all officers and directors of the Registrant as a group beneficially own, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c)       Change in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2002 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any persons who has been nominated as a director of the Registrant, on the other hand.

PART IV

14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) - (a)(2) - Financial Statements and Financial Statement Schedules. The financial statements and the financial statement schedules required to be filed as part of this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules, and are set forth at the pages shown in such Index.

(a)(d) - Exhibits. The Certificate of Incorporation of the Registrant, as amended, the By-Laws of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1982 Preference Stock, and the 7% Cumulative Series A-1985 Preference Stock which were filed as exhibits to the Registrant’s Annual Report on Form 10-K for the years ended December 31, 1980, December 31, 1981, December 31, 1982 and 1985, and the Registrant’s report on Form 8-K dated as of April 10, 1984, are incorporated by reference.

(b)      Reports on Form 8-K. No report on Form 8-K was filed during the year.