Form 10-Q
period 2003-03-31
TWENTY SERVICES INC
filed 2003-05-12
CIK 31704

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2003	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128

(Address or principal executive offices)	(City, State, Zip)

Registrant’s telephone number, including area code	205-884-7932

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and temporary investments	$153,384	$279,880
Marketable securities	1,860,036	1,731,498
Investment-American Equity Investment Life Holding Company	1,271,763	1,271,763
Receivables, Net	77,536	80,205

Total assets	$3,362,719	$3,363,346

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$35,110	$40,903
Deferred tax liability	105,416	105,416

	140,526	146,319

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,818,047	1,818,047
Retained earnings	1,481,756	1,475,638
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(196,428)	(195,476)

Net stockholder’s equity	3,222,193	3,217,027

Total liabilities and stockholder’s equity	$3,362,719	$3,363,346

Page -2-

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$46,393	$41,775
Expenses:
General and administrative	33,305	33,319

Gain from operations and net income	$13,088	$8,456

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

Page -3-

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Interest and dividends received	$46,393	$41,775
Cash paid employees and supplier	(45,960)	(4,649)
Net cash provided by operating activities	433	37,126

Cash flows from investing activities:
Purchase of securities	(128,646)	—
Principal collected on loans	2,669	2,462
Purchase of Treasury Stock	(952)	(1,632)

Net cash provided (used) by investing activities	(126,929)	830

Net increase (decrease) in cash	(126,496)	37,956
Cash and temporary investments, beginning of period	279,880	206,208

Cash and temporary investments end of period	$153,384	$244,164

Page -4-

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended March 31, 2003, the Registrant’s liquidity remained stable.  The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future.  The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs.  Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate.   Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

          The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

          The Registrant reported a net income of $13,088 for the three months ended March 31, 2003 as compared to the net income of $8,456 for the corresponding 2002 period.

REVENUES

          Revenues for the three months ended March 31, 2003 of $46,393 were comparable to $41,775 for the corresponding 2002 period.  The decrease was due primarily to a decrease in interest income.

EXPENSES

          General and administrative expenses decreased from $33,319 in 2002 to $33,305 for the corresponding 2003 period.

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles.  All adjustments are of a normal recurring nature.

Page -5-

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

          On February 28, 2003, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) per share, payable March 31, 2003 to holders of record at February 28, 2003 of the Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2002.  On March 31, 2003, the dividend so declared was paid in the amount of approximately $32,500.

Page -6-

TWENTY SERVICES, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MAY 7, 2003	/s/ JACK C. BRIDGES

Date	Jack C. Bridges Executive Vice-President

MAY 7, 2003	/s/ DAVID J. NOBLE

Date	David J. Noble Chairman/Director And Principal Executive Officer

Page -7-

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Twenty Services, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack C. Bridges, Executive Vice-President of the Company, certify, pursuant to 18 U.S.C. § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JACK C. BRIDGES

Jack C. Bridges Executive Vice-President

MAY 7, 2003

Date

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Twenty Services, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack C. Bridges, Executive Vice-President of the Company, certify, pursuant to 18 U.S.C. § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID J. NOBLE

David J. Noble Chairman/Director And Principal Executive Officer

MAY 7, 2003

Date