Form 10-Q
period 2003-06-30
TWENTY SERVICES INC
filed 2003-07-28
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2003

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	0-8488	63- 0372577
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

205-884-7932

Registrant’s telephone number, including area code

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and temporary investments	$321,715	$279,880
Marketable securities	1,664,257	1,731,498
Investment-American Equity Investment
Life Holding Company	1,271,763	1,271,763
Receivables, Net	78,149	80,205

Total assets	$3,335,884	$3,363,346

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,217	$40,903
Deferred tax liability	105,416	105,416

	108,633	146,319

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,818,047	1,818,047
Retained earnings	1,487,574	1,475,638
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(197,188)	(195,476)

Net stockholder’s equity	3,227,251	3,217,027

Total liabilities and stockholder’s equity	$3,335,884	$3,363,346

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending		Six Months Ending
	June 30		June 30
	2003	2002	2003	2002
Revenues	$30,477	$33,685	$76,870	$75,460
Expenses:
General and administrative	31,333	31,159	64,638	$64,478

Income (loss) from operations and net income (loss)	$(856)	$2,526	$12,232	$10,982

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00	$.00	$.00

•	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Interest and dividends received	$76,870	$75,460
Cash paid employees and suppliers	(74,300)	(75,932)

Net cash (used) provided by operating activities	2,570	(472)

Cash flows from investing activities:
Sales (purchase) of securities, net	76,335	(27,189)

Net cash provided (used) by investing activities	76,335	(27,189)

Cash flows from financing activities:
Preferred stock dividends	(35,358)	(35,358)
Purchase Treasury Stock	(1,712)	(8,285)

Net cash used by financing activities	(37,070)	(43,643)

Net increase (decrease) in cash	41,835	(71,304)
Cash and temporary investments, beginning of period	279,880	206,208

Cash and temporary investments, end of period	$321,715	$134,904

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $12,232 for the six months ended June 30,2003 as compared to the net income of $10,982 for the corresponding 2002 period.

REVENUES

Revenues for the six months ended June 30, 2003 of $76,870 were comparable to $75,460 for the corresponding 2002 period.

EXPENSES

General and administrative expenses were $64,638 in 2003 as compared to $64,478 for the corresponding 2002 period.

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:

Item 6.	EXHIBITS and Reports on Form 8-K

EXHIBITS

99.1 CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

99.2 CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

7-21-03	/s/ DAVID J. NOBLE
Date	David J. Noble Chairman/Director And Principal Executive Officer

7/16/03	/s/ JACK C. BRIDGES
Date	Jack C. Bridges Executive Vice-President