Form 10-Q/A
period 2003-06-30
TWENTY SERVICES INC
filed 2003-07-29
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The attached Form 10-Q document for the period ended June 30, 2003 for Twenty Services, Inc. has been amended with respect to a correction in Section 906 Sarbanes-Oxley CEO/CFO Certification page requirements as it relates to EXHIBIT TYPE ONLY; that being exhibits have been amended to read Exhibits 32.1 and 32.2. This amended Form 10-Q for June 30, 2003 is being re-filed with the Securities and Exchange Commission on this date.

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

EXHIBITS

32.1 CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

32.2 CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

7/29/03	/s/ DAVID J. NOBLE
Date	David J. Noble Chairman/Director And Principal Executive Officer

7/29/03	/s/ JACK C. BRIDGES
Date	Jack C. Bridges Executive Vice-President