Form 10-Q
period 2003-09-30
TWENTY SERVICES INC
filed 2003-11-13
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2003

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

TWENTY SERVICES, INC,

INDEX

ITEM 1.	Legal Proceedings	None

ITEM 2.	Changes in Securities	None

ITEM 3.	Defaults Upon Senior Securities	None

ITEM 4.	Submission of Matters to a Vote of Security Holders	None

ITEM 5.	Other Information:

Exhibits and Reports on Form 8-K

Exhibits

32.1 CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

32.2 CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2003	December 31, 2002
Cash and temporary investments	$222,706	$279,880
Marketable securities	1,764,219	1,731,498
Investment-American Equity Investment Life Holding Company	1,271,763	1,271,763
Receivables, Net	90,862	80,205

Total assets	$3,349,550	$3,363,346

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$6,766	$40,903
Deferred tax liability	105,416	105,416

	112,182	146,319

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,818,047	1,818,047
Retained earnings	1,498,348	1,475,638
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(197,845)	(195,476)

Net stockholder’s equity	3,237,368	3,217,027

Total liabilities and stockholder’s equity	$3,349,550	$3,363,346

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
	2003	2002	2003	2002
Revenues	$42,001	$46,698	$118,881	$122,159

Expenses:
General and administrative	31,396	31,111	95,874	95,589

Income from operations and net income	$10,605	$15,587	$23,007	$26,570

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Interest and dividends received	$118,881	$122,159
Cash paid employees and suppliers	(95,874)	(98,169)

Net cash provided by operating activities	23,007	23,990

Cash flows from investing activities:
Loans made (collected), net	10,657	8,113
Sale (purchase) of securities	(36,180)	(19,953)

Net cash provided (used) by investing activities	(25,523)	(11,840)

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(19,120)	(18,463)

Net cash used by financing activities	(54,658)	(54,001)

Net (increase) decrease in cash	(57,174)	(41,851)

Cash and temporary investments, beginning of period	279,880	206,208

Cash and temporary investments, end of period	$222,706	$164,357

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $23,007 for the nine months ended September 30, 2003 as compared to the net income of $26,570 for the corresponding 2002 period. The increase is due primarily to a reduction in income taxes.

REVENUES

Revenues for the nine months ended September 30, 2003 of $118,881 were comparable to $122,159 for the corresponding 2002 period.

EXPENSES

General and administrative expenses were $95,874 in 2003 as compared to $95,589 for the corresponding 2002 period.

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

11-11-2003 Date	David J. Noble David J. Noble Chairman/Director And Principal Executive Officer

11-11-2003 Date	Jack C. Bridges Jack C. Bridges Executive Vice-President