Form 10-K
period 2003-12-31
TWENTY SERVICES INC
filed 2004-03-30
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2003

TWENTY SERVICES, INC.

(Exact name of registrant as specified in its charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Cropwell Road
Pell City, Alabama	35128

Registrant’s telephone number, including area code (205) 884-7932

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

7% Cumulative Preferred Stock*

(Title of Class)

Indicate by checkmark whether the Registrant (1 has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

As of December 31, 2003, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2003, the aggregate market value of the voting stock of the Registrant held by non affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,660,000.

Documents incorporated by reference: None

*	Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

1. BUSINESS.

(a) General Development of Business. Since its inception in 1955, Twenty Services, Inc. (hereinafter sometimes referred to as the “Registrant” or “Company”), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant’s assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. (“Holding”), the owner of approximately 56% of the Registrant’s outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa (“Statesman”). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa (“American Equity”). As of the date of this Annual Report on Form 10-K the Registrant owns 237,000 shares of common stock of American Equity Investment Life Holding Company..

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2003	2002	2001	2000	1999
Real Estate	$28,490	$30,845	$35,343	$107,178	$43,280
Business and Miscellaneous	$69,670	58,226	59,449	67,046	75,259

Total:	$98,160	$88,569	$94,792	$174,224	$118,539

Of the Registrant’s aggregate loan portfolio as of December 31, 2003, approximately 29% was secured by mortgages on real estate and approximately 71% was unsecured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2003	2002	2001
Interest Income	$87,288	$71,048	$68,941
Net Interest Income	$87,288	$71,048	$68,941

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

In 2003 American Equity made an initial public offering which decreased the Company’s interest therein to less than one percent. However, the offering had the effect of increasing the value of the Company’s investment by approximately $750,000.

Employees. During 2003 and 2002, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At February 2004, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on October 3, 2003. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ended December 31, 2003, no matter was submitted to a vote of the security holders of the Registrant.

PART II

5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock of the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2003 there were 1,702 holders of record of the outstanding Common Stock of the Registrant, and 1,018 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant, except that dividends respecting securities entitled to preferential treatment in the payment of dividends may be paid out of capital surplus of the Registrant. As of December 31, 2003, the Registrant reflected earned surplus of $1,303,452 and reflected capital surplus of $2,787,253.

As of December 31, 2003, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2003 and 2002, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2003	2002	2001	2000	1999
Revenues	$156,883	$180,862	$167,740	$189,706	$199,001

Net Income (Loss)	$(72,643)	$287,342	$(89,070)	$77,915	$(2,720)

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.15)	$.20	$(.10)	$.03	$(.03)

Total Assets	$4,581,539	$3,363,346	$2,842,737	$2,983,774	$2,641,492

Dividends Declared:
Common Stock	$0	$0	$0	$0	$0

Preferred Stock	$35,357[1]	$35,357[2]	$35,357[3]	$35,357[4]	$35,357[5]

Total	$35,357	$35,357	$35,357	$35,357	$35,357

Book Value Per Common Share Outstanding	$2.90	$2.51	$1.77	$2.25	$1.67

1	Reflects dividend respecting Preferred Stock declared on February 27, 2004.
2	Reflects dividend respecting Preferred Stock declared on February 28, 2003.
3	Reflects dividend respecting Preferred Stock declared on February 28, 2002.
4	Reflects dividend respecting Preferred Stock declared on February 26, 2001.
5	Reflects dividend respecting Preferred Stock declared on February 27, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2003 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net loss of $72,643 in 2003 as compared to a net income of $287,342 in 2002. The change was due primarily to the change in method of accounting for the investment in American Equity in 2003 as required by generally accepted accounting principles. General and administrative expenses increased from $123,201 in 2002 to $133,357 in 2003.

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

Part III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 14, 2004.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	72	Chairman of the Board of Directors, Twenty Services, Inc. Birmingham, Alabama (finance business), since 1980 and 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Birmingham, Alabama (holding company) since 1979; Chairman of the Board of Directors and President of American Equity Investment Life Holding Company since 1995.

Dr. A. J. Strickland, III Vice-Chairman of	62	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Birmingham, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Birmingham, Alabama (holding company), since 1979; Professor of Strategic Management - School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980;
		- continued -

PART III (CONTINUED)

Names and Positions with the Registrant	Age	Material Occupations And Positions During the last five (5) years
Dr. A.J. Strickland, III	62	Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

Jack C. Bridges	76	Executive Vice-President, Twenty Services, Inc. since April 1997.

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

11. EXECUTIVE COMPENSATION

Current Remuneration. During 2003 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2003.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and Officers as a group (three (3) persons)	Directors and officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2003, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David J. Noble	668,183 Indirect(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 27, 2004, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 27, 2004, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2003 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

(a) (d) - Exhibits. The Certificate of Incorporation of the Registrant, as amended, the By Laws of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant’s Annual Report on Form 10-K for the years ended December 31, 1980, December 31, 1981, December 31, 1982 and 1985, and the Registrant’s report on Form 8-K dated as of April 10 1984, are incorporated by reference.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWENTY SERVICES, INC.

By:	/s/ JACK C. BRIDGES

Jack C. Bridges Executive Vice-President

Dated: March 30, 2004

SIGNATURE	CAPACITY	DATE

/s/ DAVID J. NOBLE David J. Noble	Chairman and Director of Twenty Services, Inc. (The Registrant) Principal Executive Officer	March 30, 2004

/s/ A.J. STRICKLAND, III A.J. Strickland, III	Vice-Chairman and Director of the Registrant	March 30, 2004

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2003, 2002 and 2001

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2003, 2002 and 2001

Independent Auditors’ Report

The Shareholders and

The Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, in 2003 the Company changed its method of accounting for its investment in American Equity Investment Life Holding Company from the equity method to fair value.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of marketable securities for the year ended December 31, 2003, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.

March 15, 2004

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$71,968	$279,880
Marketable securities	4,417,405	1,731,498
Accounts receivable	4,506	2,136
Finance receivables, net	87,660	78,069
Investment-American Equity Investment Life Holding Company	—	1,271,763

Total Assets	$4,581,539	$3,363,346

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$34,477	$40,903
Deferred tax liability	329,748	105,416

Total liabilities	364,225	146,319

Stockholders’ Equity
Preferred stock, cumulative nonvoting, par value $.10; 2,500,000 shares authorized, 505,110 shares issued and outstanding (involuntary liquidation value $530,366)	50,511	50,511
Common stock, par value $.10; 2,500,000 shares authorized, 1,283,068 shares issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,818,047
Retained earnings	1,430,061	1,537,245
Accumulated other comprehensive income (loss)	1,151,221	(61,607)
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock	(7,586)	(6,908)
Common treasury stock	(191,274)	(188,568)

Net stockholders’ equity	4,217,314	3,217,027

Total Liabilities and Stockholders’ Equity	$4,581,539	$3,363,346

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001
Revenues
Interest	$87,288	$71,048	$68,941
Dividends	69,591	87,396	97,383
Other	4	22,418	1,416

Total revenues	156,883	180,862	167,740

Operating Expenses
General and administrative	132,790	123,201	132,541
Depreciation	—	—	816

Total operating expenses	132,790	123,201	133,357

Income From Operations	24,093	57,661	34,383

Other Income (Loss)
Loss on sale of marketable securities	(8,304)	(9,927)	(139,210)
Provision for equity in gain of American Equity	—	233,201	14,236

Total other income (loss)	(8,304)	223,274	(124,974)

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	15,789	280,935	(90,591)
Provision for Income Taxes	170,916	6,407	(1,521)

Net Income (Loss) Before Cumulative Effect of Change in Accounting for Investment	186,705	287,342	(89,070)
Cumulative Effect of Accounting Change	(259,348)	—	—

Net Income (Loss)	$(72,643)	$287,342	$(89,070)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$0.12	$0.20	$(0.10)
Cumulative Effect of Change in Accounting for Investments	(0.20)	—	—

Earnings (Loss) Per Common Share	$(0.08)	$0.20	$(0.10)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002, and 2001

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2000	$50,511	$128,307	$1,829,159	$1,408,038	$(285,584)	$(60,000)	$(3,657)	$(124,297)	$2,942,477

Comprehensive Income
Net Income	—	—	—	(89,070)	—	—	—	—	(89,070)
Change in Unrealized Cumulative Gains/Losses on Available-for- Sale Securities, Net of Deferred Income Tax of ($77,761)	—	—	—	—	233,283	—	—	—	233,283

Total comprehensive income									144,213
Purchase of Treasury Stock	—	—	—	—	—	—	(1,447)	(47,127)	(48,574)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(35,358)	—	—	—	—	(35,358)
Share of Decrease in American Equity Capital, Net of Deferred Income Tax of ($65,432)	—	—	(210,529)	—	—	—	—	—	(210,529)

Balance - December 31, 2001	50,511	128,307	1,618,630	1,283,610	(52,301)	(60,000)	(5,104)	(171,424)	2,792,229
Comprehensive Income
Net Income	—	—	—	287,342	—	—	—	—	287,342
Change in Unrealized Cumulative Gains/Losses on Available-for- Sale Securities, Net of Deferred
Income Tax of ($3,103)	—	—	—	—	(9,306)	—	—	—	(9,306)

Total comprehensive income									278,036
Purchase of Treasury Stock	—	—	—	—	—	—	(1,804)	(17,144)	(18,948)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(33,707)	—	—	—	—	(33,707)
Share of Decrease in American Equity Capital, Net of Deferred Income Tax of ($144,207)	—	—	199,417	—	—	—	—	—	199,417

Balance - December 31, 2002	50,511	128,307	1,818,047	1,537,245	(61,607)	(60,000)	(6,908)	(188,568)	3,217,027

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity (continued)

For the Years Ended December 31, 2003, 2002, and 2001

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Comprehensive Income
Net Income	$—	$—	$—	$(72,643)	$—	$—	$—	$—	$(72,643)
Change in Unrealized Cumulative Gains/Losses on Available-for- Sale Securities, Net of Deferred Income Tax of ($109,945)	—	—	—	—	266,092	—	—	—	266,092

Total comprehensive income									193,449
Cumulative Effect of Change in Accounting Principle, Net of Deferred Income Tax of ($285,303)	—	—	(101,973)	—	946,736	—	—	—	844,763
Purchase of Treasury Stock	—	—	—	—	—	—	(678)	(2,706)	(3,384)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(34,541)	—	—	—	—	(34,541)

Balance - December 31, 2003	$50,511	$128,307	$1,716,074	$1,430,061	$1,151,221	$(60,000)	$(7,586)	$(191,274)	$4,217,314

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Interest and dividends received	$154,510	$158,686	$167,912
Other income	4	10,009	1,416
Cash paid to suppliers and employees	(144,942)	(134,584)	(127,705)

Net Cash Flows From Operating Activities	9,572	34,111	41,623

Cash Flows From Investing Activities
Principal collected on loans	5,263	6,371	79,434
Loans made to customers	(14,854)	—	—
Principal collected on held-to-maturity securities	207	109	220
Proceeds from sale of available-for-sale securities	904,194	716,646	39,041
Purchases of available-for-sale securities	(1,080,096)	(632,687)	(39,560)

Net Cash Flows From Investing Activities	(185,286)	90,439	79,135

Cash Flows From Financing Activities
Preferred stock dividends paid	(28,814)	(31,930)	(30,985)
Purchase of treasury stock	(3,384)	(18,948)	(48,574)

Net Cash Flows From Financing Activities	(32,198)	(50,878)	(79,559)

Net Increase (Decrease) in Cash and Cash Equivalents	(207,912)	73,672	41,199
Cash and Cash Equivalents - Beginning of Year	279,880	206,208	165,009

Cash and Cash Equivalents - End of Year	$71,968	$279,880	$206,208

Reconciliation of Net Income to Net Cash From Operating Activities
Net income (loss)	$(72,643)	$287,342	$(89,070)
Adjustments to reconcile net income to net operating activities
Cumulative effect of change in accounting for investment	259,348	—	—
Depreciation and amortization	—	—	816
Other noncash income	—	(12,409)	—
Provision for equity in gain of American Equity	—	(233,201)	(14,236)
Loss on sale of marketable securities	8,304	9,927	139,210
Net change in deferred income taxes	(170,916)	(6,407)	(1,521)
(Increase) decrease in accounts receivable	(2,369)	242	1,588
Increase (decrease) in accounts payable and accrued liabilities	(12,152)	(11,383)	4,836

Net Cash Flows From Operating Activities	$9,572	$34,111	$41,623

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Note 1 – Accounting Policies

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

Credit Losses - Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company’s charge-off policy is based on a loan-by-loan review for all receivables that are charged off when they are deemed uncollectible.

Cash Equivalents - Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents.

Marketable Securities - On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company’s securities are classified in two categories and accounted for as follows:

•	Securities Held-to-Maturity. Bonds, notes, certain preferred stocks and other debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

•	Securities Available-for-Sale. Bonds, notes and certain preferred stocks not classified as held-to-maturity and common stocks are reported at fair value.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 1 – Accounting Policies (Continued)

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The write-downs are included in earnings as realized losses.

Unrealized holding gains and losses, net of deferred income taxes, on securities available-for-sale are reported as a net amount in a separate component of stockholders’ equity until realized.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Investment - American Equity Investment Life Holding Company – Prior to 2003, this investment was accounted for on the “Equity Basis.” (See Notes 3 and 7).

Income Taxes - Deferred income taxes are recognized for the effects of temporary differences between financial statement and tax reporting.

Earnings Per Common Share - Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2003, 2002 and 2001 was 1,283,068.

Note 2 – Nature of Operations, Risks, and Uncertainties

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

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 3 – Accounting Change

In December 2003, the Company changed the method of accounting for its investment in American Equity Investment Life Holding Company (American) from the equity method to fair value. The change was made to more accurately reflect the Company’s investment in American’s common stock. This change in accounting principle was made as a result of American’s initial public offering in December 2003. The initial public offering by American reduced the Company’s ownership percentage to below 1% and significantly reduced the Company’s influence over American’s operating and financial activities. The cumulative effect of this change on periods prior to the year ended December 31, 2003 cannot be determined. This change increased the Company’s investment in American by $870,717, increased accumulated other comprehensive income by $946,736, net of deferred income tax of $285,303, decreased additional paid-in capital by $101,973 and reduced earnings before net income by $259,348 or $0.20 per share. We have not calculated the proforma effect on prior periods because the stock price information for these periods is not determinable.

Note 4 – Fair Values of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following sets forth a comparison of fair values and carrying values of the Company’s financial instruments subject to the provisions of SFAS No. 107.

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Cash Equivalents	$71,968	$71,968	$279,880	$279,880
Marketable Securities	4,417,405	4,417,405	1,731,498	1,731,498
Finance Receivables, Net	87,660	87,660	78,069	78,069

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

•	Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, finance receivables, notes receivable from related parties and other receivables.

•	Marketable securities are valued at quoted market values.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 5 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
Available-for-sale securities
Equity securities	$2,021,659	$1,687,611	$6,009	$3,703,261
Debt securities	721,391	33,478	43,889	710,980

Total available-for-sale securities	$2,743,050	$1,721,089	$49,898	$4,414,241

Held-to-maturity securities
Obligations of U.S. Government Corporations and Agencies	$3,164	$—	$—	$3,164

December 31, 2002
Available-for-sale securities
Equity securities	$921,475	$57,667	$9,607	$969,535
Debt securities	863,976	19,180	124,565	758,591

Total available-for-sale securities	$1,785,451	$76,847	$134,172	$1,728,126

Held-to-maturity securities
Obligations of U.S. Government Corporations and Agencies	$3,372	$—	$—	$3,372

The amortized cost and aggregate fair value of debt securities at December 31, 2003 and 2002, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 5 – Marketable Securities (Continued)

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2003
Corporate Due In:
1-5 Years	$155,007	$161,775	$—	$—
After 10 Years	376,878	360,824	—	—

	531,885	522,599	—	—
U.S. Government
Corporations and Agencies
Due In:
6-10 Years	—	—	3,164	3,164
After 10 Years	189,506	188,381	—	—

Total	$721,391	$710,980	$3,164	$3,164

December 31, 2002
Corporate Due In:
Within 1 Year	$152,783	$153,375	$—	$—
1-5 Years	95,005	68,000	—	—
6-10 Years	100,004	58,875	—	—
After 10 Years	376,878	334,569	—	—

	724,670	614,819	—	—
U.S. Government Corporations and Agencies
Due In:
After 10 Years	139,306	143,772	3,372	3,372

Total	$863,976	$758,591	$3,372	$3,372

Proceeds from the sale of available-for-sale securities were $904,194 for the year ended December 31, 2003. A net loss of $8,304 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2003.

Proceeds from the sale of available-for-sale securities were $716,646 for the year ended December 31, 2002. A net loss of $9,927 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2002.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 6 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2003	2002
Real Estate	$28,525	$30,845
Business and Other	69,485	57,574

Total Finance Receivables	98,010	88,419
Less Allowance for Credit Losses	10,350	10,350

Finance Receivables, Net	$87,660	$78,069

At December 31, 2003, contractual maturities of finance receivables were as follows:

	2004	2005	2006	2007	2008	After	Total
Real Estate	$1,168	$1,283	$1,410	$1,551	$1,705	$21,408	$28,525
Business and Other	58,741	4,192	3,865	2,687	—	—	69,485

Totals	$59,909	$5,475	$5,275	$4,238	$1,705	$21,408	$98,010

Note 7 – Investment - American Equity Investment Life Holding Company (American)

For the periods ended prior to December 31, 2003, the Company’s investment of 1.64% of the common stock of American was accounted for under the equity method because the Company exercised significant influence over its operating and financial activities. Accordingly, the investment in American was carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

On December 27, 1995, the Company invested $790,000 in American. This was a new company formed by the Chairman of the Board of Twenty Services, Inc. He is Chairman and Chief Executive Officer of American.

During 1997, American sold 3,240,864 of common stock for net proceeds of $47,246,469. The transaction caused the Company’s percentage of ownership to decrease from 6.7% to 1.79%.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 7 – Investment - American Equity Investment Life Holding Company (American) (continued)

During 1998, American sold 625,000 shares of preferred stock for net proceeds of $625,000. American also sold 161,098 shares of common stock for net proceeds of $10,625,550. These transactions caused the Company’s percentage of ownership to decrease from 1.79% to 1.72%.

During 1999, American sold 130,348 shares of common stock for net proceeds of $1,405,094. The transaction caused the Company’s percentage of ownership to decrease from 1.72% to 1.68%.

During 2000, American effected a three-for-one-split that resulted in the issuance of 9,424,620 of common stock and a corresponding decrease of $9,425,000 in additional paid-in capital. In addition, the Company issued 477,687 shares of common stock for net proceeds of $1,956,000. American also acquired 84,375 shares of common stock for $619,000. These transactions caused the Company’s percentage of ownership to decrease from 1.68% to 1.63%.

There was no change in the Company’s ownership percentage in 2001.

During 2002, American issued 34,228 shares of common stock for net proceeds of $137,000. American also acquired 112,750 shares of common stock for $857,000. These transactions caused the Company’s percentage of ownership to increase from 1.63% to 1.64%.

The following is a summary of the audited balance sheet and statement of operations of American for 2002:

Total Assets	$6,042,266,000

Total Liabilities	$5,864,302,000
Minority Interest	100,486,000
Stockholders’ Equity	77,478,000

Total Liabilities and Stockholders’ Equity	$6,042,266,000

Revenues	$279,713,000
Minority Interest	7,445,000
Benefits and Expenses	258,061,000

Net Gain	$14,207,000

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 7 – Investment - American Equity Investment Life Holding Company (American) (continued)

For 2002, as required by the equity method of accounting, the Company’s investment of $694,937 increased by $233,201, which is 1.64% of American’s income. The investment was increased by $343,625, net of deferred tax charge of $144,207 for the Company’s share of American’s increase in capital. The net effect of the Company’s investment was an increase of $576,826.

For 2001, as required by the equity method of accounting, the Company’s investment of $956,662 increased by $14,236, which is 1.63% of American’s income. The investment was decreased by $275,961, net of deferred tax benefit of $65,432 for the Company’s share of American’s decrease in capital. The net effect on the Company’s investment in American was a decrease of $261,725.

For 2000, as required by the equity method of accounting, the Company’s investment of $576,648 was increased by $78,031, which is 1.63% of American’s income. The investment was also increased by $301,983, net of deferred tax of $1,592 for the Company’s share of American’s increase in capital. The net effect on the Company’s investment in American was an increase of $380,014.

Note 8 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and the increase or decrease in the value of the Company’s investment in American Equity Investment Life Holding Company.

The provision for income taxes was as follows for the years ended December 31:

	2003	2002	2001
Current
Deferred Tax Provision	$170,916	$6,407	$(1,521)

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 8 – Income Taxes (continued)

Deferred tax assets and liabilities at December 31 consisted of the following:

	2003	2002
Deferred Tax Assets
Net unrealized loss on available-for-sale securities	$—	$14,332
Net operating and capital loss carryforwards	171,309	115,159
Other	300	693

	171,609	130,184
Less valuation allowance	—	115,159

Total deferred tax assets	171,609	15,025
Deferred tax liability
Net unrealized gain on investment in American Equity
Investment Life Holding Company	—	(120,441)
Net unrealized gain on available for sale securities	(501,357)	—

Net Deferred Tax Asset (Liability)	$(329,748)	$(105,416)

The Company has available at December 31, 2003, approximately $570,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2006 to 2023.

Note 9 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2000 dividend (approximately $35,000) was declared in February 2001 and paid in March 2001. The 2001 dividend (approximately $33,700) was declared February 2002 and paid in March 2002. The 2002 dividend (approximately $34,000) was declared February 2003 and paid in March 2003.

Note 10 – Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company’s outstanding common stock. The amount paid for the Holding Company’s common stock of $60,000 has been deducted from stockholders’ equity in the accompanying balance sheet.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Note 11 – Concentration of Credit Risk

The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $3,978,140 of uninsured investments at December 31, 2003.

Note 12 – Treasury Stock

The Company purchased 2,119 shares of its common stock for an aggregate purchase price of $2,706, or $1.25 per share, and 2,712 shares of its preferred stock for an aggregate purchase price of $678, or $0.25 per share, during the year ended December 31, 2003. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 13,716 shares of its common stock for an aggregate purchase price of $17,144, or $1.25 per share, and 7,215 shares of its preferred stock for an aggregate purchase price of $1,804, or $.25 per share, during the year ended December 31, 2002. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 37,701 shares of its common stock for an aggregate purchase price of $47,127, or $1.25 per share, and 5,788 shares of its preferred stock for an aggregate purchase price of $1,447, or $.25 per share, during the year ended December 31, 2001. The shares are held as common treasury stock and preferred treasury stock.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2003

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company	237,000	$790,000	$2,362,890	$2,362,890

Ace Ltd 7.8% Cum Perp Dep Shs Callable 5/30/08	1000	25,403	27,850	27,850

Innkeeper USA 8% Cum PFD Perp REIT	8,000	200,000	202,400	202,400

Merrill Lynch & Co Inc 9% Dep Shs Rep Ser A 1/400 Cum Pfd	2000	50,000	53,860	53,860

PS Business Parks Inc. 9.50% Cum Perp PFD Callable 5/10/06	3,800	101,190	102,904	102,904

Taubman Center Inc Pfd 8.30%	1,300	32,500	33,046	33,046

SL Green Realty 7.625% Cum Perp REIT Callable 12/12/2008	2,000	50,000	51,500	51,500

West Bancorporation Inc	3,150	31,766	54,432	54,432

Public Storage $2.45 Dep Shs Repstg 1/1000 A sh. Of Eq	3000	60,000	89,700	89,700

HECO Capital Trust II Quids 7.3% Due 12/15/28	6,000	150,000	150,600	150,600

AMF Bowling Worldwide, Inc. - Common	223	5,352	5,374	5,374

AMF Bowling Worldwide, Inc. Ser B Warrants	512	2,560	26	26

AMF Bowling Worldwide, Inc. Ser A Warrants	524	3,668	1,703	1,703

Wachovia Pfd Fnd 7.25% Non Cum Perp 12/31/22	5000	125,000	141,300	141,300

Equity Office Prop 7.75% Cum Perp Pfd 7/29/07	2000	50,000	54,160	54,160

Maytag Corporation	3000	75,688	83,550	83,550

J. P. Morgan & Chase Co.	3000	107,903	110,190	110,190
				—

Realty Income Corp 8.25% Sr Unsecd Nts Due 2008 Monthly	6,000	150,005	168,660	168,660

Easy Gardener Trust I Pfd 9.4% 4/30/28	425	10,624	9,116	9,116

Total Equity Securities Available-for-Sale		2,021,659	3,703,261	3,703,261

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2003

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale:
Federal Natl Mtg Assn Notes Cpn 6.30% Due 8/25/23	100,000	$99,506	$100,336	$100,336

JPM Capital Trust I Company GTD Cpn 7.540% Due 1/15/27	120,000	121,795	129,491	129,491

Federal Home Loan Bank Bonds Cpn 5.54% Due 4/23/18	90,000	90,000	88,045	88,045

Northwest Airlines Inc CPA 7.625% Due 03/15/05 DTD 03/04/98 FC 09/15/98	115,000	95,005	101,775	101,775

AES Corp Sr Notes Death Put CPN 8% Due 12/31/08 DTD 12/08/98 FC 03/31/99 Call 12/31/00 @ 100	60,000	$60,003	$60,000	$60,000

Aetna Svc Inc GTD DEB CPN 7.625% Due 08/15/26 DTD 08/19/96 FC 02/15/97	150,000	156,152	174,333	174,333

Land O Lakes Cap Trst 1 144A B/E CPN 7.45%

Due 03/15/28 DTD 03/25/98 FC 09/15/98	100,000	98,930	57,000	57,000

Total Debt Securities Available-for-Sale		721,391	710,980	710,980

Debt Securities Held-to-Maturity – GNMA Mortgage Backed Certificates, Due 2012		3,164	—	3,164

Total		$2,746,214	$4,414,241	$4,417,405