Form 10-Q
period 2004-03-31
TWENTY SERVICES INC
filed 2004-05-17
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2004

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

Indicate by check market whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

WENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and temporary investments	$85,018	$71,968
Marketable securities	5,002,368	4,417,405
Receivables, Net	87,241	92,166

Total assets	$5,174,627	$4,581,539

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$33,624	$34,477
Deferred tax liability	513,748	329,748

	547,372	364,225

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,442,304	1,430,061
Accumulated other comprehensive income	1,549,221	1,151,221
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(199,162)	(198,860)

Net stockholder’s equity	4,627,255	4,217,314

Total liabilities and stockholder’s equity	$5,174,627	$4,581,539

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$38,872	$46,393
Expenses:
General and administrative	26,667	33,305

Gain from operations and net income	$12,205	$13,088

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Interest and dividends received	$38,872	$46,393
Cash paid employees and supplier	(27,520)	(45,960)

Net cash provided by operating activities	11,352	433

Cash flows from investing activities:
Purchase of securities	(2,925)	(128,646)
Principal collected on loans	4,925	2,669
Purchase of Treasury Stock	(302)	(952)

Net cash provided (used) by investing activities	1,698	(126,929)

Net increase (decrease) in cash	13,050	(126,496)
Cash and temporary investments, beginning of period	71,968	279,880

Cash and temporary investments end of period	$85,018	$153,384

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $12,205 for the three months ended March 31, 2004 as compared to the net income of $13,088 for the corresponding 2003 period.

REVENUES

Revenues for the three months ended March 31, 2004 of $38,872 was comparable to $46,393 for the corresponding 2003 period. The decrease was due primarily to a decrease in interest income.

EXPENSES

General and administrative expenses decreased from $33,305 in 2003 to $26,667 for the corresponding 2004 period.

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

Item 5. Other Information:

On February 27,2004, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) per share, payable March 31, 2004 to holders of record at February 27, 2004 of the Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2003. On March 31, 2004, the dividend so declared was paid in the amount of approximately $32,500.

Item 6. EXHIBITS and Reports on Form 8-K

EXHIBITS

32.1	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

32.2	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

May 17, 2004	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

May 17, 2004	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President