Form 10-Q
period 2004-06-30
TWENTY SERVICES INC
filed 2004-08-11
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and temporary investments	$46,244	$71,968
Marketable securities	4,414,740	4,417,405
Receivables, Net	56,150	92,166

Total assets	$4,517,134	$4,581,539

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$10,116	$34,477
Deferred tax liability	317,248	329,748

	327,364	364,225

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,374,609	1,430,061
Accumulated other comprehensive income	1,192,228	1,151,221
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(211,959)	(198,860)

Net stockholder’s equity	4,189,770	4,217,314

Total liabilities and stockholders’ equity	$4,517,134	$4,581,539

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending June 30		Six Months Ending June 30
	2004	2003	2004	2003
Revenues	$27,353	$30,477	$67,024	$76,870

Expenses:
General and administrative	48,198	31,333	74,865	64,638

Income (loss) from operations and net income (loss)	$(20,845)	$(856)	$(7,841)	$12,232

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities	$63,204	$76,870
Interest and dividends received	(61,100)	(74,300)

Net cash (used) provided by operating activities	2,104	2,570

Cash flows from investing activities:
Sales (purchase) of securities, net	11,639	76,335

Net cash provided (used) by investing activities	11,639	76,335

Cash flows from financing activities:
Preferred stock dividends	(35,358)	(35,358)
Purchase Treasury Stock	(4,109)	(1,712)

Net cash used by financing activities	(39,467)	(37,070)

Net increase (decrease) in cash	(25,724)	41,835
Cash and temporary investments, beginning of period	71,968	279,880

Cash and temporary investments, end of period	$46,244	$321,715

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net (loss) of $7,841 for the six months ended June 30, 2004 as compared to the net income of $12,232 for the corresponding 2003 period. The change is due primarily to the costs related to the shareholders’ meeting in the second quarter and a decrease in revenues of approximately $6,000.

REVENUES

Revenues for the six months ended June 30, 2004 of $63,204 compared to $76,870 for the corresponding 2003 period.

EXPENSES

General and administrative expenses were $74,865 in 2004 as compared to $64,368 for the corresponding 2003 period. The increase was due primarily to the cost of the shareholders’ meeting.

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

August 11, 2004	/s/ David J. Noble
Date	David J. Noble
Chairman/Director And Principal Executive Officer

August 11, 2004	/s/ Jack C. Bridges
Date	Jack C. Bridges Executive Vice-President