Form 10-Q
period 2004-09-30
TWENTY SERVICES INC
filed 2004-11-08
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2004

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and temporary investments	$35,764	$71,968
Marketable securities	4,417,160	4,417,405
Receivables, Net	55,450	92,166

Total assets	$4,508,374	$4,581,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,748	$34,477
Deferred tax liability	317,248	329,748

	322,996	364,225

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,428,729	1,430,061
Accumulated other comprehensive income	1,151,221	1,151,221
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(229,464)	(198,860)

Net stockholders’ equity	4,185,378	4,217,314

Total liabilities and stockholders’ equity	$4,508,374	$4,581,539

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
	2004	2003	2004	2003
Revenues	$38,972	$42,001	$102,177	$118,881
Expenses:
General and administrative	16,102	31,396	90,967	95,874

Income from operations and net income	$22,870	$10,605	$11,210	$23,007

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Interest and dividends received	$102,661	$118,881
Cash paid employees and suppliers	(36,302)	(95,874)

Net cash provided by operating activities	66,359	23,007

Cash flows from investing activities:
Loans made (collected), net	(36,176)	10,657
Sale (purchase) of securities	(245)	(36,180)

Net cash provided (used) by investing activities	(36,421)	(25,523)

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(30,604)	(19,120)

Net cash (used) by financing activities	(66,142)	(54,658)

Net increase (decrease) in cash	(36,204)	(57,174)

Cash and temporary investments, beginning of period	71,968	279,880

Cash and temporary investments, end of period	$35,764	$222,706

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $11,210 for the nine months ended September 30, 2004 as compared to the net income of $23,007 for the corresponding 2003 period. The decrease is due primarily to a reduction in interest and dividends.

REVENUES

Revenues for the nine months ended September 30, 2004 of $102,177 were comparable to $118,881 for the corresponding 2003 period.

EXPENSES

General and administrative expenses were $90,967 in 2004 as compared to $95,874 for the corresponding 2003 period.

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

November 8, 2004	/s/ David J. Noble
Date	David J. Noble
Chairman/Director And Principal Executive Officer

November 8, 2004	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President