Form 10-K
period 2004-12-31
TWENTY SERVICES INC
filed 2005-03-31
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2004

TWENTY SERVICES, INC.

(Exact name of registrant as specified in its charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Cropwell Road
Pell City, Alabama	35128

Registrant’s telephone number, including area code (205) 884-7932

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

7% Cumulative Preferred Stock*

(Title of Class)

Indicate by checkmark whether the Registrant (1 has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

As of December 31, 2004, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2004, the aggregate market value of the voting stock of the Registrant held by non affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,660,000.

Documents incorporated by reference: None

*	Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

1. BUSINESS.

(a) General Development of Business. Since its inception in 1955, Twenty Services, Inc. (hereinafter sometimes referred to as the “Registrant” or “Company”), has been engaged principally in the general finance business, including the purchase and sale of real estate. In October 1980, the stockholders of the Registrant authorized the Board of Directors to redeploy the Registrant’s assets and reinvest the proceeds derived from such redeployment in a business other than the general finance business. During 1982 and 1983, the Company and an affiliate of Twenty Services Holding, Inc. (“Holding”), the owner of approximately 56% of the Registrant’s outstanding common stock, acquired an interest in the common stock of The Statesman Group, Inc., an insurance holding company based in Des Moines, Iowa (“Statesman”). The investment in Statesman was sold in 1994. The Registrant invested the proceeds in equities and fixed income securities that offer attractive returns commensurate with the risk assumed. In 1995, the Company acquired an interest in the common stock of American Equity Investment Life Holding Company, an insurance holding company based in Des Moines, Iowa (“American Equity”). As of the date of this Annual Report on Form 10-K the Registrant owns 237,000 shares of common stock of American Equity Investment Life Holding Company

Depending upon the financial condition of the Registrant, the opportunities available to the Registrant and other matters, the Registrant may acquire majority interests in, and thereafter direct the operations of, other corporations or business entities engaged in one or more active businesses. The Registrant will continue to engage in certain aspects of the general finance business, including extending credit to certain persons and collecting its loan receivables. As of the date of this annual report on Form 10-K, the Registrant does not believe that the composition of its investments and the nature of its business activities render it subject to the Investment Act of 1940, and the Board of Directors of the Registrant intend that any future acquisitions by and/or business activities of the Registrant will be structured in a manner so that the Registrant will not become subject to the Investment Company Act of 1940.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2004	2003	2002	2001	2000
Real Estate	—	$28,490	$30,845	$35,343	$107,178
Business and Miscellaneous	$60,595	$69,670	58,226	59,449	67,046

Total:	$60,595	$98,160	$88,569	$94,792	$174,224

Of the Registrant’s aggregate loan portfolio as of December 31, 2004, 100% was secured .

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2004	2003	2002
Interest Income	$68,183	$87,288	$71,048
Net Interest Income	$68,183	$87,288	$71,048

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

Employees. During 2004 and 2003, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At February 2005, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on October 1, 2004. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ended December 31, 2004, no matter was submitted to a vote of the security holders of the Registrant.

PART II

5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2004 there were 1,675 holders of record of the outstanding Common Stock of the Registrant, and 1,000 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2004, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2004 and 2003, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2004		2003	2002			2001	2000
Revenues	$142,812		$156,883		$180,862		$167,740	$189,706

Net Income (Loss)	$5,921		$(72,643)		$287,342		$(89,070)	$77,915

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.02)		$(.15)	$	,20		$(.10)	$.03

Total Assets	$4,684,581		$4,581,539		$3,363,346		$2,842,737	$2,983,774

Dividends Declared:
Common Stock	$0		$0		$0		$0	$0

Preferred Stock	$35,357	[1]	$35,357 [2]		$35,357	[3]	$35,357 [4]	$35,357	[5]

Total	$35,357		$35,357		$35,357		$35,357	$35,357

Book Value Per Common Share Outstanding	$2.89		$2.90		$2.51		$1.77	$2.25

[1]	Reflects dividend respecting Preferred Stock declared on February 28, 2005.
[2]	Reflects dividend respecting Preferred Stock declared on February 27, 2004.
[3]	Reflects dividend respecting Preferred Stock declared on February 28, 2003.
[4]	Reflects dividend respecting Preferred Stock declared on February 28, 2002.
[5]	Reflects dividend respecting Preferred Stock declared on February 28, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2004 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $5,921 in 2004 as compared to a net loss of $72,643 in 2003. The change was due primarily to the change in method of accounting for the investment in American Equity in 2003 as required by generally accepted accounting principles. General and administrative expenses increased from $133,357 in 2003 to $153,480 in 2004. The increase was due primarily to the increase related to servicing shareholders.

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

Part III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of March 31, 2005.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	73	Chairman of the Board of Directors, Twenty Services, Inc. Pell City, Alabama (finance business), since 1980 and 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Chairman of the Board of Directors and President of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board	63	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management - School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980;
		- continued -

PART III (CONTINUED)

Names and Positions with the Registrant	Age	Material Occupations And Positions During the last five (5) years
Dr. A.J. Strickland, III	63	Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

Jack C. Bridges	77	Executive Vice-President, Twenty Services, Inc. Pell City, Alabama since April 1997.

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

11. EXECUTIVE COMPENSATION

Current Remuneration. During 2004 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2004.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2004, no officer or director of the Registrant has any contact or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%

Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%

Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 27, 2004, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 27, 2005, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2004 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

TWENTY SERVICES, INC.

By:	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President

Dated: March 31, 2005

SIGNATURE	CAPACITY	DATE
/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	March 31, 2005

/s/ Dr. A. J .Strickland, III Dr. A. J .Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	March 31, 2005

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2004, 2003 and 2002

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2004, 2003 and 2002

Independent Auditors’ Report

The Shareholders and the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, in 2003 the Company changed its method of accounting for its investment in American Equity Investment Life Holding Company from the equity method to fair value.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of marketable securities for the year ended December 31, 2004, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ BKR Borland Benefield

Birmingham, Alabama

March 31, 2005

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$452,603	$71,968
Marketable securities	4,177,227	4,417,405
Accounts receivable	1,506	4,506
Notes receivable, net of allowance	53,245	87,660

Total Assets	$4,684,581	$4,581,539

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$65,689	$34,477
Deferred tax liability	355,158	329,748

Total liabilities	420,847	364,225

Stockholders’ Equity
Preferred stock	50,511	50,511
Common stock	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,398,119	1,430,061
Accumulated other comprehensive income	1,271,353	1,151,221
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock	(9,368)	(7,586)
Common treasury stock	(231,262)	(191,274)

Net stockholders’ equity	4,263,734	4,217,314

Total Liabilities and Stockholders’ Equity	$4,684,581	$4,581,539

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
Revenues
Interest	$68,183	$87,288	$71,048
Dividends	74,466	69,591	87,396
Other	163	4	22,418

Total revenues	142,812	156,883	180,862

Operating Expenses
General and administrative	153,480	132,790	123,201

Other Income (Loss)
Loss on sale of marketable securities	(9,486)	(8,304)	(9,927)
Provision for equity in gain of American Equity	—	—	233,201

Total other income (loss)	(9,486)	(8,304)	223,274

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(20,154)	15,789	280,935

Income Tax Benefits	26,075	170,916	6,407

Net Income Before Cumulative Effect of Change in Accounting for Investment	5,921	186,705	287,342

Cumulative Effect of Accounting Change	—	(259,348)	—

Net Income (Loss)	$5,921	$(72,643)	$287,342

Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$(0.02)	$0.12	$0.20

Cumulative Effect of Change in Accounting for Investments	—	(0.20)	—

Earnings (Loss) Per Common Share	$(0.02)	$(0.08)	$0.20

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003, and 2002

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2001	$50,511	$128,307	$1,618,630	$1,283,610	$(52,301)	$(60,000)	$(5,104)	$(171,424)	$2,792,229

Comprehensive Income
Net Income	—	—	—	287,342	—	—	—	—	287,342

Change in Unrealized Cumulative Gains/Losses on Available-for-Sale Securities, Net of Deferred Income Tax of ($109,945)	—	—	—	—	(9,306)	—	—	—	(9,306)

Total comprehensive income									278,036

Purchase of Treasury Stock	—	—	—	—	—	—	(1,804)	(17,144)	(18,948)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(33,707)	—	—	—	—	(33,707)

Share of Decrease in American Equity Capital, Net of Deferred Income Tax of ($144,207)	—	—	199,417	—	—	—	—	—	199,417

Balance - December 31, 2002	50,511	128,307	1,818,047	1,537,245	(61,607)	(60,000)	(6,908)	(188,568)	3,217,027

Comprehensive Income
Net Income	$—	$—	$—	$(72,643)	$—	$—	$—	$—	$(72,643)

Change in Unrealized Cumulative Gains/Losses on Available-for-Sale Securities, Net of Deferred Income Tax of ($109,945)	—	—	—	—	266,092	—	—	—	266,092

Total comprehensive income									193,449

Cumulative Effect of Change in Accounting Principle, Net of Deferred Income Tax of ($285,303)	—	—	(101,973)	—	946,736	—	—	—	844,763

Purchase of Treasury Stock	—	—	—	—	—	—	(678)	(2,706)	(3,384)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(34,541)	—	—	—	—	(34,541)

Balance - December 31, 2003	50,511	128,307	1,716,074	1,430,061	1,151,221	(60,000)	(7,586)	(191,274)	4,217,314

Comprehensive Income

Net Income	—	—	—	5,921	—	—	—	—	5,921

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of ($51,485)	—	—	—	—	120,132	—	—	—	120,132

Total Comprehensive Income	—	—	—	—	—	—	—	—	126,053

Purchase of Treasury Stock	—	—	—	—	—	—	(1,782)	(39,988)	(41,770)

Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(37,863)	—	—	—	—	(37,863)

Balance - December 31, 2004	$50,511	$128,307	$1,716,074	$1,398,119	$1,271,353	$(60,000)	$(9,368)	$(231,262)	$4,263,734

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Interest and dividends received	$142,649	$154,510	$158,686
Other income	163	4	10,009
Cash paid to suppliers and employees	(129,870)	(144,942)	(134,584)

Net Cash Flows From Operating Activities	12,942	9,572	34,111

Cash Flows From Investing Activities
Principal collected on loans	37,415	5,263	6,371
Loans made to customers	—	(14,854)	—
Principal collected on held-to-maturity securities	252	207	109
Proceeds from sale of available-for-sale securities	799,075	904,194	716,646
Purchases of available-for-sale securities	(397,018)	(1,080,096)	(632,687)

Net Cash Flows From Investing Activities	439,724	(185,286)	90,439

Cash Flows From Financing Activities
Preferred stock dividends paid	(30,261)	(28,814)	(31,930)
Purchase of treasury stock	(41,770)	(3,384)	(18,948)

Net Cash Flows From Financing Activities	(72,031)	(32,198)	(50,878)

Net Increase (Decrease) in Cash and Cash Equivalents	380,635	(207,912)	73,672
Cash and Cash Equivalents - Beginning of Year	71,968	279,880	206,208

Cash and Cash Equivalents - End of Year	$452,603	$71,968	$279,880

Reconciliation of Net Income to Net Cash From Operating Activities
Net income (loss)	$5,921	$(72,643)	$287,342
Adjustments to reconcile net income to net operating activities
Cumulative effect of change in accounting for investment	—	259,348	—
Other noncash income	—	—	(12,409)
Provision for equity in gain of American Equity	—	—	(233,201)
Loss on sale of marketable securities	9,486	8,304	9,927
Net change in deferred income taxes	(26,075)	(170,916)	(6,407)
(Increase) decrease in accounts receivable	—	(2,369)	242
Increase (decrease) in accounts payable and accrued Liabilities	23,610	(12,152)	(11,383)

Net Cash Flows From Operating Activities	$12,942	$9,572	$34,111

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2004, 2003, and 2002

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

Earnings Per Common Share - Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2004, 2003, and 2002 was 1,283,068.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2004, 2003, and 2002

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

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Temporary Investments	$452,603	$452,603	$71,968	$71,968
Marketable Securities	4,177,227	4,177,227	4,417,405	4,417,405
Finance Receivables, Net	53,245	53,245	87,660	87,660

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

•	Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, finance receivables, notes receivable from related parties and other receivables.

•	Marketable securities are valued at quoted market values.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2004, 2003, and 2002

Note 5 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Available-for-sale securities
Equity securities	$1,765,123	$1,872,987	$26,104	$3,612,006
Debt securities	566,384	32,291	36,367	562,308

Total available-for-sale securities	$2,331,507	$1,905,278	$62,471	$4,174,314

Held-to-maturity securities
Obligations of U.S. Government Corporations and Agencies	$2,913	$—	$—	$2,913

December 31, 2003
Available-for-sale securities
Equity securities	$2,021,659	$1,687,611	$6,009	$3,703,261
Debt securities	721,391	33,478	43,889	710,980

Total available-for-sale securities	$2,743,050	$1,721,089	$49,898	$4,414,241

Held-to-maturity securities
Obligations of U.S. Government Corporations and Agencies	$3,164	$—	$—	$3,164

The amortized cost and aggregate fair value of debt securities at December 31, 2004 and 2003, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2004
Corporate Due In:
After 10 Years	$376,878	$372,693	$—	$—
U.S. Government Corporations and Agencies Due In:
6-10 Years	—	—	2,913	2,913
After 10 Years	189,506	189,615	—	—

Total	$566,384	$562,308	$2,913	$2,913

December 31, 2003
Corporate Due In:
1-5 Years	$155,007	$161,775	$—	$—
After 10 Years	376,878	360,824	—	—

	531,885	522,599	—	—
U.S. Government Corporations and Agencies Due In:
6-10 Years	—	—	3,164	3,164
After 10 Years	189,506	188,381	—	—

Total	$721,391	$710,980	$3,164	$3,164

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2004, 2003, and 2002

Note 5 – Marketable Securities (continued)

Proceeds from the sale of available-for-sale securities were $799,075 for the year ended December 31, 2004. A net loss of $9,486 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2004.

Proceeds from the sale of available-for-sale securities were $904,194 for the year ended December 31, 2003. A net loss of $8,304 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2003.

Note 6 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2004	2003
Business and Other	$60,595	$69,485
Real Estate	—	28,525

Total Finance Receivables	60,595	98,010
Less Allowance for Credit Losses	(7,350)	(10,350)

Finance Receivables, Net	$53,245	$87,660

At December 31, 2003, contractual maturities of finance receivables were as follows:

	2005	2006	2007	Total
Business and Other	$54,044	$3,865	$2,686	$60,595

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

For the Years Ended December 31, 2004, 2003, and 2002

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

The following is a summary of the audited balance sheet and statement of operations of American for 2002:

Total Assets	$6,042,266,000

Total Liabilities	$5,864,302,000
Minority Interest	100,486,000
Stockholders' Equity	77,478,000

Total Liabilities and Stockholders' Equity	$6,042,266,000

Revenues	$279,713,000
Minority Interest	7,445,000
Benefits and Expenses	258,061,000

Net Gain	$29,097,000

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

Note 8 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and of unused operating and capital loss carryforwards that may be applied against future taxable income.

The provision for income taxes was as follows for the years ended December 31:

	2004	2003	2002
Current
Deferred Tax Benefits	$26,075	$170,916	$6,407

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2004, 2003, and 2002

Note 8 – Income Taxes (continued)

Deferred tax assets and liabilities at December 31 consisted of the following:

	2004	2003
Deferred Tax Assets
Net operating and capital loss carryforwards	$197,384	$171,309
Other	300	300

Total deferred tax assets	197,684	171,609
Deferred Tax Liability
Net unrealized gain on available for sale securities	(552,842)	(501,357)

Net Deferred Tax Liability	$(355,158)	$(329,748)

The Company has available at December 31, 2004, approximately $657,948 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2006 to 2024.

Note 9 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2001 dividend (approximately $33,700) was declared February 2002 and paid in March 2002. The 2002 dividend (approximately $34,000) was declared February 2003 and paid in March 2003. The 2003 dividend (approximately $38,000) was declared February 2004 and paid in March 2004.

Note 10 – Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company’s outstanding common stock. The amount paid for the Holding Company’s common stock of $60,000 has been deducted from stockholders’ equity in the accompanying balance sheet.

Note 11 – Concentration of Credit Risk

The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company had $1,121,825 of uninsured investments at December 31, 2004.

Note 12 – Treasury Stock

The Company purchased 16,256 shares of common stock for an aggregate purchase price of $39,988, or $2.50 per share, and 7,128 shares of its preferred stock for an aggregate purchase price of $1,782 or $0.25 per share, during the year ended December 31, 2004. The shares are held as common treasury stock and preferred treasury stock.

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

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2004

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,552,490	$2,552,490
Ace Ltd 7.8% Cum Perp Dep Shs Callable 5/30/08	1,000	25,403	26,680	26,680
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Bank of America 6% 11/3/34	2,000	50,006	50,140	50,140
Easy Gardener Prod 9.4% PFD	425	10,625	3,137	3,137
Equity Office Prop 7.75% Cum Perp Pfd Callable 7/29/07	2,000	50,000	54,000	54,000
Innkeepers USA 8% Cum PFD Perp REIT Callable	8,000	200,000	206,000	206,000
J. P. Morgan & Chase Co.	3000	107,903	117,030	117,030
Maytag Corp	3,000	75,688	63,300	63,300
Public Storage $2.45 Dep Shs Repstg 1/1000 A Sh of Eq.	3,000	60,000	86,130	86,130
Realty Income Corp. 8.25% Sr Unsecd Nts Due 2008 mon.	6000	150,004	168,600	168,600
SL Green Realty 7.625% Cum Perp Reit PFD Ser C Callable 12/12/08	2000	50,000	51,200	51,200
Taubman Centers Inc Pfd 8.30%	1300	32,500	33,163	33,163
Wachovia Pfd Fnd 7.25% Non Cum Perp Exch Pfd Call 12/31/22	5000	125,000	141,900	141,900
West Bancorporation Inc	3307	31,766	58,236	58,236

Total Equity Securities Available-for-Sale		1,765,123	3,612,006	3,612,006

Debt Securities Available-for-Sale:
Aetna, Inc. Notes Cpn 7.625% Due 8/15/26	150,000	156,152	179,490	179,490
Federal Home Loan Bank Bonds Callable Cpn 5.540% Due 4/23/18	90,000	90,000	89,565	89,565
Federal Natl Mtg Assn Notes Callable Cpn 6.30% Due 8/25/23	100,000	99,506	100,050	100,050
JPM Capital Trust I Company GTD Cpn 7.540% Due 1/15/27	120,000	121,795	130,203	130,203
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,931	63,000	63,000

Total Debt Securities Available-for-Sale		566,384	562,308	562,308

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		2,913	—	2,913

Total		$2,334,420	$4,174,314	$4,177,227