Form 10-Q
period 2005-03-31
TWENTY SERVICES INC
filed 2005-05-16
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2005	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

Registrant’s telephone number, including area code    205-884-7932

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and temporary investments	$50,294	$452,603
Marketable securities	4,574,958	4,177,227
Receivables, Net	68,700	54,751

Total assets	$4,693,952	$4,684,581

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities;
Accounts payable and accrued expenses	$55,821	$65,689
Deferred tax liability	355,158	355,158

	410,979	420,847

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value 0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,423,462	1,398,119
Accumulated other comprehensvie income	1,271,353	1,271,353
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(246,734)	(240,630)

Net stockholder’s equity	4,282,973	4,263,734

Total liabilities and stockholder’s equity	$4,693,952	$4,684,581

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$32,087	$38,872

Expenses:
General and administrative	31,396	26,667

Gain from operations and net income	$691	$12,205

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share*	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Interest and dividends received	32,087	38,872
Cash paid employees and supplier	(30,396)	(27,520)

Net cash provided by operating activities	1,691	11,352

Cash flows form investing activities:
Purchase of securities	(575,000)	(2,925)
Principal collected on loans	177,104	4,925
Purchase of Treasury Stock	(6,104)	(302)

Net cash provided (used) by investing activities	(404,000)	1,698

Net increase (decrease) in cash	(402,309)	13,050

Cash and temporary investments, beginning of period	452,603	71,968

Cash and temporary investments end of period	$50,294	$85,018

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2005, the Registrant’s liquidity remained stable. The Company has neither notes payables nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $691 for the three months ended March 31, 2005 as compared to the net income of $12,205 for the corresponding 2004 period.

REVENUES

Revenues for the three months ended March 31, 2005 of $32,087 were comparable to $38,872 for the corresponding 2004 period.

EXPENSES

General and administrative expenses increased from $26,667 in 2004 to $31,396 for the corresponding 2005 period.

The above financial statements include all the adjustments, which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Preceding	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Securities Holders	None

Item 5.	Other Information:

On February 28, 2005, the Board of Directors of the Registrant Declared a cash dividend of SEVEN CENTS ($.07) per share, payable March 31, 2005 to holders of record at February 28, 2005 of the Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2004. On March 31, 2005, the dividend so declared was paid in the amount of Approximately $32,500.

Item 6. EXHIBITS and REPORTS ON FORM 8-K

EXHIBITS

31.1	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

32.2	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER.

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Thereunto duly authorized.

5/16/05	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

5/16/05	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President