Form 10-Q
period 2005-06-30
TWENTY SERVICES INC
filed 2005-08-12
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2005	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and temporary investments	$20,609	$452,603
Marketable securities	4,574,895	4,177,227
Receivables, Net	60,345	54,751

Total assets	$4,655,849	$4,684,581

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$30,608	$65,689
Deferred tax liability	355,158	355,158

	385,766	420,847

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,416,634	1,398,119
Accumulated other comprehensive income	1,271,353	1,271,353
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(252,796)	(240,630)

Net stockholder’s equity	4,270,083	4,263,734

Total liabilities and stockholders’ equity	$4,655,849	$4,684,581

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending June 30		Six Months Ending June 30
	2005	2004	2005	2004
Revenues	$49,150	$27,353	$81,237	$67,024

Expenses:
General and administrative	28,980	48,198	60,376	74,865

Income (loss) from operations and net income (loss)	$20,170	$(20,845)	$20,861	$(7,841)

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Interest and dividends received	55,240	63,204
General expenses	(60,376)	(61,100)

Net cash (used) provided by operating activities	(5,136)	2,104

Cash flows from investing activities:
Gain on sale of securities	26,000	—
Sales (purchase) of securities, net	(405,964)	11,639

Net cash provided (used) by investing activities	(379,964)	11,639

Cash flows from financing activities:
Preferred stock dividends	(34,728)	(35,358)
Purchase Treasury Stock	(12,166)	(4,109)

Net cash (used) by financing activities	(46,894)	(39,467)

Net increase (decrease) in cash	(431,994)	(25,724)

Cash and temporary investments, beginning of period	452,603	71,968

Cash and temporary investments, end of period	$20,609	$46,244

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2005 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $20,861 for the six months ended June 30, 2005 as compared to the net loss of $7,841 for the corresponding 2004 period. The change is due primarily to a gain on sale of securities of approximately $26,000 in 2005.

REVENUES

Revenues for the six months ended June 30, 2005 of $81,237 compared to $67,024 for the corresponding 2004 period due to the gain on sale of securities.

EXPENSES

General and administrative expenses were $60,376 in 2005 as compared to $74,865 for the corresponding 2004 period. The decrease was due primarily to the timing of the cost of the shareholder’s meeting.

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

August 12, 2005	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

August 12, 2005	/s/ Dr. A. J. Strickland, III
Date	Dr. A. J. Strickland, III
Vice-Chairman and Director

August 12, 2005	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President