Form 10-Q
period 2005-09-30
TWENTY SERVICES INC
filed 2005-11-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC,

INDEX

ITEM 1.	Legal Proceedings		None

ITEM 2.	Changes in Securities		None

ITEM 3.	Defaults Upon Senior Securities		None

ITEM 4.	Submission of Matters to a Vote of Security Holders		None

ITEM 5.	Other Information:

Exhibits and Reports on Form 8-K

Exhibits

	32.1	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

	32.2	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and temporary investments	$25,691	$452,603
Marketable securities	4,572,559	4,177,227
Receivables, Net	59,400	54,751

Total assets	$4,657,650	$4,684,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$27,101	$65,689
Deferred tax liability	355,158	355,158

	382,259	420,847

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,428,960	1,398,119
Accumulated other comprehensive income	1,271,353	1,271,353
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(259,814)	(240,630)

Net stockholders’ equity	4,275,391	4,263,734

Total liabilities and stockholders’ equity	$4,657,650	$4,684,581

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
	2005	2004	2005	2004
Revenues	$44,794	$38,972	$126,031	$102,177

Expenses:
General and administrative	30,171	16,102	90,428	90,967

Income from operations and net income	$14,623	$22,870	$35,603	$11,210

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Interest and dividends received	$126,031	$102,661
Cash paid employees and suppliers	(110,170)	(36,302)

Net cash provided by operating activities	15,861	66,359

Cash flows from investing activities:
Loans made (collected), net	9,850	(36,176)
Sale (purchase) of securities	(397,870)	(245)

Net cash provided (used) by investing activities	(388,020)	(36,421)

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(19,215)	(30,604)

Net cash (used) by financing activities	(54,753)	(66,142)

Net (decrease) in cash	(426,912)	(36,204)

Cash and temporary investments, beginning of period	452,603	71,968

Cash and temporary investments, end of period	$25,691	$35,764

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2005, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $35,603 for the nine months ended September 30, 2005 as compared to the net income of $11,210 for the corresponding 2004 period. The increase is due primarily to a gain on sale of securities.

REVENUES

Revenues for the nine months ended September 30, 2005 of $126,031 were comparable to $102,177 for the corresponding 2004 period.

EXPENSES

General and administrative expenses were $90,428 in 2005 as compared to $90,967 for the corresponding 2004 period.

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

November 11, 2005	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

November 11, 2005	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President