Form 10-Q
period 2006-03-31
TWENTY SERVICES INC
filed 2006-05-10
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2006	December 31, 2005
Cash and temporary investments	$32,158	$59,310
Marketable securities	5,043,343	5,073,403
Receivables, Net	33,115	13,134

Total assets	$5,108,616	$5,145,847

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$69,262	$96,862
Deferred tax liability	465,158	475,158

	534,420	572,020

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,386,207	1,351,705
Accumulated other comprehensive income	1,622,026	1,655,038
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(268,929)	(267,808)

Net stockholder’s equity	4,574,196	4,573,827

Total liabilities and stockholder’s equity	$5,108,616	$5,145,847

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$43,606	$32,087

Expenses:
General and administrative	42,017	31,396

Gain from operations and net income	$1,590	$691

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Interest and dividends received	43,606	32,087
Cash paid employees and supplier	(79,716)	(30,396)

Net cash provided by (used by) operating activities	(36,110)	1,691

Cash flows from investing activities
Sale (purchase) of securities	30,060	(575,000)
Principal collected on loans	(19,981)	177,104
Purchase of Treasury Stock	(1,121)	(6,104)

Net cash provided (used) by investing activities	8,958	(404,000)

Net increase (decrease) in cash	(27,152)	(402,309)

Cash and temporary investments, beginning of period	59,310	452,603

Cash and temporary investments, end of period	$32,158	$50,294

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2006, the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $1,590 for the three months ended March 31, 2006, as compared to the net income of $691 for the corresponding 2005 period.

REVENUES

Revenues for the three months ended March 31, 2006 of $43,606 were comparable to $32,087 for the corresponding 2005 period.

EXPENSES

General and administrative expenses increased from $31,396 in 2005 to $42,017 for the corresponding 2006 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	NONE

Item 2.	Changes in Securities	NONE

Item 3.	Defaults Upon Senior Securities	NONE

Item 4.	Submission of Matters to a Vote of Securities Holders	NONE

Item 5.	Other Information:

On February 28, 2006, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2006 to holders of record at February 28, 2006 of the Series A-1980, Series A-1981, Series A-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2005. On March 31, 2006, the dividend so declared was paid in the amount of approximately $31,475.00.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

32.1	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER.

32.2	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 10, 2006	/s/ David J. Noble
DATE	David J. Noble
Chairman/Director
And Principal Executive Officer

May 10, 2006	/s/ Jack C. Bridges
DATE	Jack C. Bridges
Executive Vice-President