Form 10-Q
period 2006-06-30
TWENTY SERVICES INC
filed 2006-08-11
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2006	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share 1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and temporary investments	$27,382	$59,310
Marketable securities	4,989,498	5,073,403
Receivables, Net	29,365	13,134

Total assets	$5,046,245	$5,145,847

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$32,607	$96,862
Deferred tax liability	465,158	475,158

	497,765	572,020

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,332,087	1,351,705
Accumulated other comprehensive income	1,655,038	1,655,038
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(273,537)	(267,808)

Net stockholder’s equity	4,548,480	4,573,827

Total liabilities and stockholders’ equity	$5,046,245	$5,145,847

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending Six Months Ending
	June 30		June 30
	2006	2005	2006	2005
Revenues	$43,702	$49,150	$87,308	$81,237

Loss on sale of security	(15,049)	—	(15,049)	—

Expenses:
General and administrative	(30,181)	(28,980)	(57,149)	(60,376)

Income (loss) from operations and net income (loss)	$(1,528)	$20,170	$15,110	$20,861

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Interest and dividends received	87,308	72,712
General expenses	(64,108)	(64,376)

Net cash (used) provided by operating activities	23,200	8,336

Cash flows from investing activities:
Sale (purchase) of securities, net	702	(2,630)
Preferred stock dividend	(34,728)	(34,728)
Principal made on loans, net	(15,373)	5,260
Purchase of Treasury Stock	(5,729)	(11,166)

Net cash provided (used) by investing activities	(55,128)	(43,264)

Net increase (decrease) in cash	(31,928)	(34,928)

Cash and temporary investments, beginning of period	59,310	55,536

Cash and temporary investments, end of period	$27,382	$20,608

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $15,110 for the six months ended June 30, 2006 as compared to the net income of $20,861 for the corresponding 2005 period. The change is due primarily to a loss on sale of securities of approximately $15,049 in 2006.

REVENUES

Revenues for the six months ended June 30, 2006 of $87,308 compared to $81,237 for the corresponding 2005 period.

EXPENSES

General and administrative expenses were $57,149 in 2006 as compared to $60,376 for the corresponding 2005 period.

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	NONE

Item 2.	Changes in Securities	NONE

Item 3.	Defaults Upon Senior Securities	NONE

Item 4.	Submission of Matters to a Vote of Securities Holders	NONE

Item 5.	Other Information:	NONE

Item 6.	EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits:

32.1 CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER.

32.2 CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

August 11, 2006	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

August 11, 2006	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President