Form 10-Q
period 2006-09-30
TWENTY SERVICES INC
filed 2006-11-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2006

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and temporary investments	$19,359	$59,310
Marketable securities	4,981,315	5,073,403
Receivables, Net	26,495	13,134

Total assets	$5,027,169	$5,145,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$30,964	$96,862
Deferred tax liability	465,158	475,158

	496,122	572,020

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,337,484	1,351,705
Accumulated other comprehensive income	1,636,506	1,655,038
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(277,835)	(267,808)

Net stockholders’ equity	4,531,047	4,573,827

Total liabilities and stockholders’ equity	$5,027,169	$5,145,847

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
2005	2006	2005	2006
Revenues	$19,684	$44,794	$106,992	$126,031
Expenses:
General and administrative	28,526	30,171	85,675	90,428

Income from operations and net income	$(8,842)	$14,623	$21,317	$35,603

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Interest and dividends received	$106,992	$126,031
Cash paid employees and suppliers	(85,675)	(110,170)

Net cash provided by operating activities	21,317	15,861

Cash flows from investing activities:
Loans made (collected), and Sale (purchase) of securities	(15,703)	(388,020)

Net cash provided (used) by investing activities	(15,703)	(388,020)

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(10,027)	(19,215)

Net cash (used) by financing activities	(45,565)	(54,753)

Net (decrease) in cash	(39,951)	(426,912)

Cash and temporary investments, beginning of period	59,310	452,603

Cash and temporary investments, end of period	$19,359	$25,691

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $21,317 for the nine months ended September 30, 2006 as compared to the net income of $35,603 for the corresponding 2005 period. The decrease is due primarily to a loss on sale of securities.

REVENUES

Revenues for the nine months ended September 30, 2006 of $106,992 were comparable to $126,031 for the corresponding 2005 period.

EXPENSES

General and administrative expenses were $85,675 in 2006 as compared to $90,428 for the corresponding 2005 period.

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

11/14/06	/s/ David J. Noble
Date	David J. Noble
Chairman/Director And Principal Executive Officer

11/14/06	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President