Form 10-Q
period 2007-03-31
TWENTY SERVICES INC
filed 2007-05-10
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2007	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2007	2006

Cash and temporary investments	$140,700	$210,422
Marketable securities	4,893,710	4,825,352
Other Assets, Net	50,811	50,819

Total assets	$5,085,221	$5,086,593

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$100,882	$102,939
Deferred tax liability	464,805	464,805

	565,687	567,744

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,324,647	1,323,891
Accumulated other comprehensive income	1,640,288	1,640,288
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(280,293)	(280,222)

Net stockholder’s equity	4,519,534	4,518,849

Total liabilities and stockholder’s equity	$5,085,221	$5,086,593

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	46,093	$43,606

Expenses:
General and administrative	45,337	42,016

Gain from operations and net income	$756	$1,590

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Interest and dividends received	46,093	43,606
Cash paid employees and supplier	(43,658)	(79,716)

Net cash provided by (used) operating activities	2,435	(36,110)

Cash flows from investing activities
Net sale (purchase) of securities	(68,358)	30,060
Principal collected on loans	2,142	(19,981)
Purchase of Treasury Stock	(1,071)	(1,121)

Net cash provided (used) by investing activities	(67,287)	8,958

Net increase (decrease) in cash	(69,722)	(27,152)

Cash and temporary investments,
beginning of period	210,422	59,310

Cash and temporary investments,
end of period	$140,700	$32,158

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $756 for the three months ended March 31, 2007, as compared to the net income of $1,590 for the corresponding 2006 period.

REVENUES

Revenues for the three months ended March 31, 2007 of $46,093 were comparable to $43,606 for the corresponding 2006 period.

EXPENSES

General and administrative expenses increased from $42,017 in 2006 to $45,337 for the corresponding 2007 period.

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

On February 28, 2007, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2007 to holders of record at February 28, 2007 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2006. On March 31, 2007, the dividend so declared was paid in the amount of approximately $31,000.00.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: 32.1 CERTIFICATION OF EXECUTIVE VICE-PRESIDENT 32.2 CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER.

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 10, 2007	/s/ David J. Noble
DATE	David J. Noble Chairman/Director And Principal Executive Officer

May 10, 2007	/s/ Jack C. Bridges
DATE	Jack C. Bridges Executive Vice-President