Form 10-Q
period 2007-09-30
TWENTY SERVICES INC
filed 2007-11-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and temporary investments	$93,984	$210,422
Marketable securities	4,945,505	4,825,352
Receivables, Net	29,717	50,819

Total assets	$5,069,206	$5,086,593

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$79,713	$102,939
Deferred tax liability	464,805	464,805

	544,518	567,744

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,333,224	1,323,891
Accumulated other comprehensive income	1,640,288	1,640,288
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(283,716)	(280,222)

Net stockholder’s equity	4,524,688	4,518,849

Total liabilities and stockholders’ equity	$5,069,206	$5,086,593

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
Revenues	$43,107	$19,684	$102,892	$106,992
Expenses:
General and administrative	19,478	28,526	83,025	85,675

Income from operations and net income	$23,629	$(8,842)	$19,867	$21,317

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Interest and dividends received	102,892	106,992
General expenses	(83,025)	(85,675)

Net cash (used) provided by operating activities	19,867	21,317

Cash flows from investing activities:
Loans made (collected), and Sale (purchase) of securities	(97,273)	(15,703)

Net cash provided (used) by investing activities	(97,273)	(15,703)

Cash flows from financing activities:
Preferred stock dividends	(35,538)	(35,538)
Purchase Treasury Stock	(3,494)	(10,027)

Net cash provided (used) by investing activities	(39,032)	(45,565)

Net (decrease) in cash	(116,438)	(39,951)

Cash and temporary investments, beginning of period	210,422	59,310

Cash and temporary investments, end of period	$93,984	$19,359

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $19,867 for the nine months ended September 30, 2007 as compared to the net income of $21,317 for the corresponding 2006 period.

REVENUES

Revenues for the nine months ended September 30, 2007 of $102,892 were comparable to $106,992 for the corresponding 2006 period.

EXPENSES

General and administrative expenses were $83,025 in 2007 as compared to $85,675 for the corresponding 2006 period.

The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information:	None

Item 6.	Exhibits and Reports on Form 8-K

EXHIBITS:

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

31.2	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF EXECUTIVE VICE-PRESIDENT

32.2	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

November 13, 2007	/s/ David J. Noble
Date	David J. Noble
Chairman/Director And Principal Executive Officer

November 13, 2007	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President