Form 10-K
period 2007-12-31
TWENTY SERVICES INC
filed 2008-03-31
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2007

TWENTY SERVICES, INC.

(Exact name of registrant as specified in its charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Cropwell Drive - Suite 100 Pell City, Alabama	35128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 884-7932

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	COMMON STOCK
7% Cumulative Preferred Stock *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES   ☒        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

YES  ☐        NO  ☒

As of December 31, 2007, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2007, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,135,000.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2007	2006	2005	2004
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$30,034	$28,212	11,628	60,595

Total:	$30,034	$28,212	$11,628	$60,595

Of the Registrant’s aggregate loan portfolio as of December 31, 2007 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2007	2006	2005
Interest Income	$90,811	$99,333	$69,832
Net Interest Income	$90,811	$99,333	$69,832

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

Employees. During 2007and 2006 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At February 2008, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on August 16, 2007. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

During the period ended December 31, 2007 no matter was submitted to a vote of the security holders of the Registrant.

PART II

5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2007 there were 1,635 holders of record of the outstanding Common Stock of the Registrant, and 983 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2007, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2007 and 2006, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2007		2006	2005	2004		2003
Revenues	$138,285		$146,328	$144,610	$142,812		$156,883

Net Income (Loss)	$9,435		$(246)	$(11,913)	$5,921		$(72,643)

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.01)		$(.05)	$(.05)	$(.02)		$(.15)

Total Assets	$3,853,546		$5,086,593	$5,145,847	$4,684,581		$4,581,539

Dividends Declared:
Common Stock	$0		$0	$0	$0		$0

Preferred Stock	$35,357	[1]	$35,357 [2]	$35,357 [3]	$35,357	[4]	$35,357 [5]

Total	$35,357		$35,357	$35,357	$35,357		$35,357

Book Value Per Common Share Outstanding	$2.61		$3.14	$3.14	$2.90		$2.51

1	Reflects dividend respecting Preferred Stock declared on February 28, 2008.

2	Reflects dividend respecting Preferred Stock declared on February 28, 2007.

3	Reflects dividend respecting Preferred Stock declared on February 28, 2006.

4	Reflects dividend respecting Preferred Stock declared on February 27, 2005.

5	Reflects dividend respecting Preferred Stock declared on February 28, 2004

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2007 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $9,435 in 2007 as compared to a net loss of $ 246 in 2006. The change was due primarily to income tax benefit in 2007. General and administrative expenses decreased from $148,081 in 2006 to $143,691 in 2007.

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

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 14, 2008.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years

David J. Noble Chairman of the Board	75	Chairman of the Board of Directors, Twenty Services, Inc. Pell City, Alabama (finance business), since 1980 and 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Chairman of the Board of Directors and President of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.
Dr. A. J. Strickland, III Vice-Chairman of	66	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management -School of Commerce,University of Alabama,Tuscaloosa, Alabama since 1980; - continued -
Dr. A.J. Strickland, III	66	Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.
Jack C. Bridges	80	Executive Vice-President, Twenty Services, Inc. Pell City, Alabama since April 1997.

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

Current Remuneration. During 2007 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2007.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2007 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 27, 2008, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 27, 2008, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2007 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

(a) (d) - Exhibits. The Certificate of Incorporation of the Registrant, as amended, the By Laws of the Registrant, as amended, and Resolutions of the Board of Directors of the Registrant creating the 7% Cumulative Series A-1980 Preference Stock, the 7% Cumulative Series A-1981 Preference Stock, the 7% Cumulative Series A-1982 Preference Stock, the 7% Cumulative Series A-1985 Preference Stock, which were filed as exhibits to the Registrant’s Annual Report on Form 10-K for the years ended December 31, 1980, December 31, 1981, December 31, 1982 and 1985, and the Registrant’s report on Form 8-K dated as of April 10 1984, are incorporated by reference.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the year.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TWENTY SERVICES, INC.

By:	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President

Dated: March 31, 2008

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	March 31, 2008

/s/ Dr. A. J .Strickland, III Dr. A. J .Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	March 31, 2008

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2007, 2006 and 2005

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2007, 2006 and 2005

Independent Auditors’ Report

The Shareholders and the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2007 and 2006, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2007, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2007 and 2006 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Borland Benefield, P.C.

Birmingham, Alabama

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$66,369	$210,422
Marketable securities	3,735,395	4,825,352
Accounts receivable	—	1,505
Notes receivable, net of allowance	30,034	28,212
Other assets	21,748	21,102

Total Assets	$3,853,546	$5,086,593

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$121,848	$102,939
Deferred tax liability	91,352	464,805

Total liabilities	213,200	567,744

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,305,471	1,323,891
Accumulated other comprehensive income	783,910	1,640,288
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 61,432 and 59,192 shares at December 31, 2007 and 2006, respectively	(15,358)	(14,798)
Common treasury stock, at $2.50 per share; 107,428 and 106,170 shares December 31, 2007 and 2006, respectively	(268,569)	(265,424)

Net stockholders’ equity	3,640,346	4,518,849

Total Liabilities and Stockholders’ Equity	$3,853,546	$5,086,593

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005
Revenue
Interest	$90,811	$99,333	$69,832
Dividends	47,448	43,682	65,116
Other	26	3,313	9,662

Total revenue	138,285	146,328	144,610
Operating Expenses
General and administrative	143,691	148,081	161,541
Other Income (Loss)
Gain (loss) on sale of marketable securities	3,416	(2,525)	(12,829)

Income (Loss) Before Income Taxes	(1,990)	(4,278)	(29,760)
Income Tax Benefits	11,425	4,032	17,847

Net Income (Loss)	$9,435	$(246)	$(11,913)

Loss Per Common Share	$(0.01)	$(0.02)	$(0.04)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2004	$50,511	$128,307	$1,716,074	$1,398,119	$1,271,353	$(60,000)	$(9,368)	$(231,262)	$4,263,734
Comprehensive Income
Net Income	—	—	—	(11,913)	—	—	—	—	(11,913)
Change in Unrealized Cumulative Gains/Losses on Available-for-Sale Securities, Net of Deferred Income Tax of ($137,848)	—	—	—	—	383,685	—	—	—	383,685

Total comprehensive income									371,772
Purchase of Treasury Stock	—	—	—	—	—	—	(3,002)	(24,176)	(27,178)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(34,501)	—	—	—	—	(34,501)

Balance - December 31, 2005	50,511	128,307	1,716,074	1,351,705	1,655,038	(60,000)	(12,370)	(255,438)	4,573,827
Comprehensive Income
Net Loss	—	—	—	(246)	—	—	—	—	(246)
Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $6,321	—	—	—	—	(14,750)	—	—	—	(14,750)

Total comprehensive income									(14,996)
Purchase of Treasury Stock	—	—	—	—	—	—	(2,428)	(9,986)	(12,414)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,568)	—	—	—	—	(27,568)

Balance - December 31, 2006	50,511	128,307	1,716,074	1,323,891	1,640,288	(60,000)	(14,798)	(265,424)	4,518,849
Comprehensive Income
Net Loss	—	—	—	9,435	—	—	—	—	9,435
Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $362,271	—	—	—	—	(856,378)	—	—	—	(856,378)

Total Comprehensive Income	—	—	—	—	—	—	—	—	(846,943)
Purchase of Treasury Stock	—	—	—	—	—	—	(560)	(3,145)	(3,705)
Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(27,855)	—	—	—	—	(27,855)

Balance - December 31, 2007	$50,511	$128,307	$1,716,074	$1,305,471	$783,910	$(60,000)	$(15,358)	$(268,569)	$3,640,346

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Interest and dividends received	$138,276	$143,016	$134,948
Other income	1,514	3,313	—
Cash paid to suppliers and employees	(129,282)	(176,410)	(132,868)

Net Cash Flows From Operating Activities	10,508	(30,081)	2,080

Cash Flows From Investing Activities
Principal collected on loans	4,542	6,790	60,492
Loans made to customers	(4,300)	(20,000)	(9,507)
Principal collected on held-to-maturity securities	474	300	272
Proceeds from sale of available-for-sale securities	125,330	1,723,056	237,256
Purchases of available-for-sale securities	(240,000)	(1,498,900)	(625,000)

Net Cash Flows From Investing Activities	(113,954)	211,246	(336,487)

Cash Flows From Financing Activities
Preferred stock dividends paid	(36,902)	(17,639)	(31,708)
Purchase of treasury stock	(3,705)	(12,414)	(27,178)

Net Cash Flows From Financing Activities	(40,607)	(30,053)	(58,886)

Net Increase (Decrease) in Cash and Cash Equivalents	(144,053)	151,112	(393,293)
Cash and Cash Equivalents - Beginning of Year	210,422	59,310	452,603

Cash and Cash Equivalents - End of Year	$66,369	$210,422	$59,310

Reconciliation of Net Income to Net Cash From Operating Activities
Net income (loss)	$9,435	$(246)	$(11,913)
Adjustments to reconcile net income to net operating activities
Noncash other income	—	—	(9,662)
(Gain) Loss on sale of marketable securities	(3,416)	2,525	12,829
Net change in deferred income taxes	(13,030)	(4,032)	(17,847)
Increase (decrease) in accounts payable and accrued liabilities	17,519	(28,328)	28,673

Net Cash Flows From Operating Activities	$10,508	$(30,081)	$2,080

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

Note 1 – Accounting Policies

Income Recognition - Interest income from finance receivables is recognized using the interest (accrual) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

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

Earnings Per Common Share - Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2007, 2006 and 2005 was 1,283,068.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Temporary Investments	$66,369	$66,369	$210,422	$210,422
Marketable Securities	3,735,395	3,735,395	4,825,352	4,825,352
Finance Receivables, Net	30,034	30,034	28,212	28,212

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

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Available-for-sale securities
Equity securities	$1,304,131	$1,212,977	$81,678	$2,435,430
Debt securities	1,293,696	15,001	10,600	1,298,097

Total available-for-sale securities	$2,597,827	$1,227,978	$92,278	$3,733,527

Held-to-maturity securities
Obligations of U.S. Government
Corporation and Agencies	$1,868	$—	$—	$1,868

December 31, 2006
Available-for-sale securities
Equity securities	$1,114,131	$2,354,017	$6,228	$3,461,920
Debt securities	1,365,610	29,781	34,301	1,361,090

Total available-for-sale securities	$2,479,741	$2,383,798	$40,529	$4,823,010

Held-to-maturity securities
Obligations of U.S. Government
Corporation and Agencies	$2,342	$—	$—	$2,342

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 4 – Marketable Securities (continued)

The amortized cost and aggregate fair value of debt securities at December 31, 2007 and 2006, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2007
Corporate Due In
After 10 Years	$254,196	$258,000	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	1,868	1,868
After 10 Years	1,039,500	1,040,097	—	—

Total	$1,293,696	$1,298,097	$1,868	$1,868

December 31, 2006
Corporate Due In
After 10 Years	$376,110	$392,714	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	2,342	2,342
After 10 Years	989,500	968,376	—	—

Total	$1,365,610	$1,361,090	$2,342	$2,342

Proceeds from the sale of available-for-sale securities were $125,330 for the year ended December 31, 2007. A net loss of $3,416 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2007.

Proceeds from the sale of available-for-sale securities were $1,723,056 for the year ended December 31, 2006. A net loss of $2,525 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2006.

Note 5 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2007	2006
Finance Receivables, Net	$30,034	$28,212

All contractual maturities of finance receivables are due in the year ending December 31, 2008.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 6 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and of unused operating and capital loss carryforwards that may be applied against future taxable income.

The provision for income taxes was as follows for the years ended December 31:

	2007	2006	2005
Current
Deferred Tax Benefits	$11,425	$4,032	$17,847

Deferred tax assets and liabilities at December 31 consisted of the following:

	2007	2006
Deferred Tax Assets
Net operating and capital loss carryforwards	$249,058	$237,633
Other	300	300

	249,358	237,933
Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(340,710)	(702,738)

Net Deferred Tax Liability	$(91,352)	$(464,805)

The Company has available at December 31, 2007, approximately $800,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2025.

Note 7 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2004 dividend (approximately $34,000) was declared February 2005 and paid in March 2005. The 2005 dividend (approximately $28,000) was declared February 2006 and paid in March 2006. The 2006 dividend (approximately $28,000) was declared February 2007 and paid in March 2007.

Note 8 – Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company’s outstanding common stock. The amount paid for the Holding Company's common stock of $60,000 has been deducted from stockholders' equity in the accompanying balance sheet.

Note 9 – Concentration of Credit Risk

The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation with excess protection coverage provided by the Customer Asset Protection Company. At December 31, 2007, the Company had $3,235,395 in cash and securities that were above insured amounts.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 10 – Treasury Stock

The Company purchased 1,258 shares of common stock for an aggregate purchase price of $3,145, or $2.50 per share, and 2,240 shares of its preferred stock for an aggregate purchase price of $560 or $0.25 per share, during the year ended December 31, 2007. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 3,994 shares of common stock for an aggregate purchase price of $9,986, or $2.50 per share, and 9,712 shares of its preferred stock for an aggregate purchase price of $2,428 or $0.25 per share, during the year ended December 31, 2006. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 9,670 shares of common stock for an aggregate purchase price of $24,176, or $2.50 per share, and 12,008 shares of its preferred stock for an aggregate purchase price of $3,002, or $0.25 per share, during the year ended December 31, 2005. The shares are held as common treasury stock and preferred treasury stock.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2007

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$1,964,730	$1,964,730
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	4,000	100,000	76,400	76,400
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	19,740	19,740
Evergreen Global Dividend Opportunity Fund	2,000	40,000	34,920	34,920
J.P. Morgan Chase Co.	3,000	107,903	130,950	130,950
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	34,220	34,220
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	75,000	75,000
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	25,200	25,200
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	31,820	31,820
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	42,450	42,450

Total Equity Securities Available-for-Sale		1,304,131	2,435,430	2,435,430

Debt Securities Available-for-Sale:
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 6.375%	400,000	399,500	400,068	400,068
Aetna, Inc. Notes Cpn. 7.625%	150,000	155,269	169,637	169,637
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 5.75%	400,000	400,000	399,964	399,964
Federal Home Loan Bank Bonds Callable Cpn. 5.540%	90,000	90,000	90,009	90,009
Federal Home Loan Mtg. Corp. Med. Term Callable Cpn. 6%	50,000	50,000	50,005	50,005
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	88,363	88,363
Fedl. Natl. Mtg. Assn. Callable 6.125%	100,000	100,000	100,050	100,050

Total Debt Securities Available-for-Sale		1,293,696	1,298,096	1,298,096

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	1,868

Total		$2,597,827	$3,733,526	$3,735,394

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2006

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$3,088,110	$3,088,110
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Royal Bank of Scotland 6.125% Ser R Non-Cum
Callable 12/30/11	4,000	100,000	100,000	100,000
J. P. Morgan & Chase Co.	3,000	107,903	144,900	144,900
Blackrock Preferred and Equity Advantage Trust	2,000	50,000	50,100	50,100
Public Storage $2.45 Dep Shs Repstg 1/1000 A Sh of Eq.	3,000	60,000	78,810	78,810

Total Equity Securities Available-for-Sale		1,114,131	3,461,920	3,461,920

Debt Securities Available-for-Sale:
Federal Natl Mtg Assn Notes Callable
Cpn 6.375% Due 9/21/26	400,000	399,500	396,716	396,716
Aetna, Inc. Notes Cpn 7.625% Due 8/15/26	150,000	155,399	182,418	182,418
Federal Home Loan Bank Bonds Callable Cpn 5.540%
Due 4/23/18	90,000	90,000	87,308	87,308
Federal Natl Mtg Assn Notes Callable Cpn 5.75%
Due 2/17/22	400,000	400,000	384,352	384,352
JPM Capital Trust I Company GTD Cpn 7.540% Due 1/15/27	120,000	121,783	124,546	124,546
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	85,750	85,750
Federal Natl Mtg Assn Notes Callable Cpn 6.125%
Due 12/20/21	100,000	100,000	100,000	100,000

Total Debt Securities Available-for-Sale		1,365,609	1,361,090	1,361,090

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	2,342

Total		$2,479,740	$4,823,010	$4,825,352