Form 10-Q
period 2008-03-31
TWENTY SERVICES INC
filed 2008-05-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2008

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

Large accelrated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share 1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and temporary investments	$7,804	$66,369
Marketable securities	4,013,387	3,735,395
Other Assets, Net	25,984	51,782

Total assets	$4,047,175	$3,853,546

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$116,143	$121,848
Deferred tax liability	91,352	91,352

	207,495	213,200

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,507,645	1,305,471
Accumulated other comprehensive income	783,910	783,910
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(286,767)	(283,927)

Net stockholder’s equity	3,839,680	3,640,346

Total liabilities and stockholder’s equity	$4,047,175	$3,853,546

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	46,380	46,093
Expenses:
General and Administrative	43,226	45,337

Gain from operations and net income	$3,154	$756

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Interest and dividends received	46,380	46,093
Cash paid employees and supplier	(43,226)	(43,658)

Net cash provided by (used) operating activities	3,154	2,435

Cash flows from investing activities
Net sale (purchase) of securities	(58,879)	(68,358)
Principal collected on loans	—	2,142
Purchase of Treasury Stock	(2,840)	(1,071)

Net cash provided (used) by investing activities	(61,719)	(67,287)

Net increase (decrease) in cash	(58,565)	(69,722)

Cash and temporary investments, beginning of period	66,369	210,422

Cash and temporary investments, end of period	$7,804	$140,700

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $3,154 for the three months ended March 31, 2008, as compared to the net income of $756 for the corresponding 2007 period.

REVENUES

Revenues for the three months ended March 31, 2008 of $46,380 were comparable to $46,093 for the corresponding 2007 period.

EXPENSES

General and administrative expenses decreased from $45,337 in 2007 to $43,226 for the corresponding 2008 period.

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

On February 28, 2008, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2008 to holders of record at February 28, 2008 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2007. On March 31, 2008, the dividend so declared was paid in the amount of approximately $31,000.00.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 PEO CERTIFICATION
31.2	SECTION 302 EVP CERTIFICATION
32.1	SECTION 906 PEO CERTIFICATION
32.2	SECTION 906 EVP CERTIFICATION

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATE MAY 15, 2008	/s/ David J. Noble
David J. Noble Chairman/Director And Principal Executive Officer

DATE MAY 15, 2008	/s/ Jack C. Bridges
Jack C. Bridges Executive Vice-President