Form 10-Q
period 2008-06-30
TWENTY SERVICES INC
filed 2008-08-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2008	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and temporary investments	$118,987	$66,369
Marketable securities	3,871,854	3,787,177

Total assets	$3,990,841	$3,853,546

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$67,263	$121,848
Deferred tax liability	91,352	91,352

	158,615	213,200

Stockholders’ equity:
Preferred stock, Cumulative $ 0.10 par value	50,511	50,511
Common stock, par value $ 0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,503,354	1,305,471
Accumulated other comprehensive income	783,910	783,910
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(289,930)	(283,927)

Net stockholder’s equity	3,832,226	3,640,346

Total liabilities and stockholders’ equity	$3,990,841	$3,853,546

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ending June 30,
	2008	2007
Revenues	$62,243	$60,085

Expenses:
General and administrative	(76,842)	(63,547)

(Loss) from operations and net loss	$(14,599)	$(3,462)

Weighted average number of Common shares outstanding	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Interest and dividends received	62,243	60,085
General expenses	(76,842)	(63,547)

Net cash (used) provided by operating activities	(14,599)	(3,462)

Cash flows from investing activities:
Net sale (purchase) of securities :	(14,599)	(61,573)
Preferred stock dividend	(34,728)	(34,728)
Principal made on loans, net	—	(21,120)
Purchase of Treasury Stock	(6,003)	(166)

Net cash (used) by investing activities	(55,330)	(117,587)

Net increase (decrease) in cash	52,618	(121,049)

Cash and temporary investments, beginning of period	66,369	210,422

Cash and temporary investments, end of period	$118,987	$89,373

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2008 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Twenty’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value. We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value.

RESULTS OF OPERATIONS

The Registrant reported a net (loss) of $14,599 for the six months ended June 30, 2008 as compared to the net loss of $3,462 for the corresponding 2007 period. The increase in loss was due primarily to an increase in compliance expenses.

REVENUES

Revenues for the six months ended June 30, 2008 of $62,243 were comparable to $60,085 for the corresponding 2007 period.

EXPENSES

General and administrative expenses increased from $63,547 in 2007 to $76,842 for the corresponding 2008 period. The increase was due primarily to an increase in compliance expenses. The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Twenty Services, Inc. maintains internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As a small public company Twenty Services, Inc. is subject to the internal control reporting and attestation requirements under Section 13(a)-15 and 15(d)-15 of The Securities Exchange Act of 1934.

Twenty Services, Inc. has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and regulations, and that such information is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

Twenty Services, Inc.’s senior management is involved in the day-to-day operations of the Company. Management’s interaction and monitoring activities evaluate recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. The Forms 10-K and 10-Q are presented to the Board of Directors for approval. financial results and other financial information are also reviewed with the Audit Committee annually.

As required by applicable regulatory pronouncements, the CEO and CFO review and make various certifications regarding the accuracy of Twenty Services’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting. Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

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

August 14, 2008	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

August 14, 2008	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President