Form 10-K/A
period 2007-12-31
TWENTY SERVICES INC
filed 2008-08-25
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K\A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008 to comply with the recently adopted accounting pronouncements to include disclosure requirements as required by paragraphs 32 through 35 of SFAS 157, Fair Value Measurements and Management’s Assessment and Report of Internal Control Over Financial Reporting. This information was inadvertently omitted from the Form 10-K for the fiscal year ended December 31, 2007.

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

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule of 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’ management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2007 based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

10.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Twenty’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

11.	FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

Part III

12.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

13.	EXECUTIVE COMPENSATION

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

14.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2007 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

PART IV

16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

TWENTY SERVICES, INC.

By:	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President

Dated: August 25, 2008

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	August 25, 2008

/s/ Dr. A. J .Strickland, III Dr. A. J .Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	August 25, 2008

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as members of the Management of Twenty Services, Inc. (The “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. Twenty’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting—Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria.

By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

By	/S/ JACK C. BRIDGES
Jack C. Bridges Executive Vice-President

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