Form 10-Q/A
period 2008-03-31
TWENTY SERVICES INC
filed 2008-08-25
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 15, 2008 to comply with the recently adopted accounting pronouncements to include disclosure requirements as required by paragraphs 32 through 35 of SFAS 157, Fair Value Measurements and Management’s Assessment of Internal Control Over Financial Reporting. This information was inadvertently omitted from the Form 10-Q for the first quarter ended March 31, 2008.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2008 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

DATE AUGUST 25, 2008	/s/ David J. Noble
David J. Noble Chairman/Director And Principal Executive Officer

DATE AUGUST 25, 2008	/s/ Jack C. Bridges
Jack C. Bridges Executive Vice-President