Form 10-K/A
period 2007-12-31
TWENTY SERVICES INC
filed 2008-10-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

EXPLANATORY NOTE

The Twenty Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”) was originally filed on March 31, 2008, and amended August 25, 2008, in part to amend Part II, Item 9A for the sole purpose of adding management’s report regarding the effectiveness of internal control over financial reporting which was inadvertently omitted from this 2007 10-K when originally filed. We are filing this Amendment No. 2 to the 2007 10-K to revise the disclosure set forth in Part II, Item 9A under the heading “Disclosure Controls and Procedures” to disclose that, solely as a result of the company’s inadvertent omission of management’s report on internal control over financial reporting in the 2007 10-K (which omission was remedied pursuant to the filing of Amendment No. 1 to the 2007 10-K), the Chief Executive Officer and Chief Financial Officer of Twenty Services, Inc., have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 (the end of the Company’s 2007 fiscal year) at the reasonable assurance level. For the convenience of the reader, this Amendment sets forth Part II, Item 9A in its entirety. This amendment does not change the previously reported financial statements and other financial disclosures included in our 2007 10-K. We are also filing this Amendment No. 2 to the 2007 10-K to provide the date of the Independent Auditor’s Report, which was inadvertently omitted from the 2007 10-K and amendment No. 1 thereto. Accordingly, we are supplying the Independent Auditor’s Report dated March 11, 2008 in its entirety.

No other information in the 2007 10-K as originally filed or in amended No. 1 is amended hereby, and accordingly, this amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this amendment No. 2 on Form 10-K/A should be read in conjunction with our other filings with the Securities and Exchange Commission.

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

Employees. During 2007 and 2006 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

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

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including Twenty’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Subsequent to the filing on March 31, 2008 of the 2007 10-K, we identified that we had inadvertently omitted from the 2007 10-K management’s report on the Company’s internal control over financial reporting. This omission was remedied by the filing on August 25, 2008 of amendment No. 1 to the 2007 10-K. Twenty’s Chief Executive Officer and Chief Financial Officer have reconsidered the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 (the end of its 2007 fiscal year) in light of its inadvertent omission of management’s report from the 2007 10-K. Solely as a result of this inadvertent omission of management’s report on internal control over financial reporting from the 2007 10-K, Twenty’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were not effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2007. There were no changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

TWENTY SERVICES, INC.

By:	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President

Dated: October 15, 2008

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	October 15, 2008

/s/ Dr. A. J. Strickland, III Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	October 15, 2008

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

March 11, 2008

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