Form 10-Q/A
period 2008-03-31
TWENTY SERVICES INC
filed 2008-10-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Large accelrated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share 1,283,068 shares

EXPLANATORY NOTE

We are amending the cover page for our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as originally filed with the Securities and Exchange Commission on May 15, 2008 and amended Form 10-Q/A for March 31, 2008 as filed on August 25, 2008 with the Securities and Exchange Commission, and all future 10-Q filings to comply with the requirements in Release No. 33-8876: “Smaller Reporting Company Regulatory Relief and Simplification” effective February 4, 2008. Twenty Services, Inc. is qualified to report as Smaller Reporting Company.

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

DATE OCTOBER 15, 2008	/s/ David J. Noble
David J. Noble Chairman/Director And Principal Executive Officer

DATE OCTOBER 15, 2008	/s/ Jack C. Bridges
Jack C. Bridges Executive Vice-President