Form 10-Q/A
period 2008-06-30
TWENTY SERVICES INC
filed 2008-10-15
CIK 31704

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

EXPLANATORY NOTE

We are amending the cover page to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 14, 2008 to comply with the requirements in Release No. 33-8876: “Smaller Reporting Company Regulatory Relief and Simplification” effective February 4, 2008. Twenty Services, Inc. is now reporting as a Smaller Reporting Company.

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

October 15, 2008	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

October 15, 2008	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President