Form 10-Q
period 2008-09-30
TWENTY SERVICES INC
filed 2008-11-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2008	Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA (State or other jurisdiction of incorporation or organization)	63-0372577 (I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100 (Address or principal executive offices)	Pell City, Alabama 35128 (City, State, Zip)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the period of this report.

Par Value $0.10 per share	1,283,068 shares

TWENTY SERVICES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and temporary investments	$321,130	$66,369
Marketable securities	3,049,514	3,787,177

Total assets	$3,370,644	$3,853,546

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable and accrued expenses	$129,312	$121,848
Deferred tax liability	91,352	91,352

	220,664	213,200

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	821,424	1,305,471
Accumulated other comprehensive income	783,910	783,910
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(290,246)	(283,927)

Net stockholder’s equity	3,149,980	3,640,346

Total liabilities and stockholders’ equity	$3,370,644	$3,853,546

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30,				Nine Months Ending September 30,
	2008		2007		2008		2007
Revenues		$61,656		$43,107		$123,969		$102,892

Expenses:
General and administrative		(54,826)		(19,478)		(131,787)		(83,025)

Income (loss) from operations and net income (loss)		$6,830		$23,629		$(7,818)		$19,867

Weighted average number of Common shares outstanding		1,283,068		1,283,068		1,283,068		1,283,068

Earnings per share *
Net income	$	. 00	$	. 00	$	. 00	$	. 00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Interest and dividends received	123,969	102,892
General expenses	(131,787)	(83,025)

Net cash (used) provided by operating activities	(7,818)	19,867

Cash flows from investing activities:
Net sale (purchase) of securities	323,310	(122,873)
Preferred stock dividend	(34,728)	(34,728)
Purchase of Treasury Stock	(6,003)	(6,319)

Net cash provided (used) by investing activities	282,579	(163,920)

Net increase (decrease) in cash	274,761	(144,053)

Cash and temporary investments, beginning of period	66,369	210,422

Cash and temporary investments, end of period	$341,130	$66,369

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

		Fair Value Measurements at Reporting Date Using
Description	09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities			—	—

Available-for-sale securities	$3,049,514	$3,049,514	—	—

Derivatives			—	—

Venture capital investments			—	—

Total	$3,049,514	$3,049,514

RESULTS OF OPERATIONS

The Registrant reported a net (loss) of $7,818 for the nine months ended September 30, 2008 as compared to the net income of $19,867 for the corresponding 2007 period. The change was due primarily to an increase in professional fees as a result of increased compliance requirements.

REVENUES

Revenues for the nine months ended September 30, 2008 of $123,969 were comparable to $102,892 for the corresponding 2007 period.

EXPENSES

General and administrative expenses increased from $83,025 in 2007 to $131,787 for the corresponding 2008 period. The increase was due primarily to an increase in compliance expenses. The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings		None

Item 2.	Changes in Securities		None

Item 3.	Defaults Upon Senior Securities		None

Item 4.	Submission of Matters to a Vote of Security Holders		None

Item 5.	Other Information:		None

Item 6.	Exhibits and Reports on Form 8-K

EXHIBITS:

	31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

	32.1	CERTIFICATION OF CHAIRMAN/DIRECTOR AND PRINCIPAL EXECUTIVE OFFICER

	31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 OF EXECUTIVE VICE-PRESIDENT

	32.2	CERTIFICATION OF EXECUTIVE VICE-PRESIDENT

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

November 14, 2008	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

November 14, 2008	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President