Form 10-Q/A
period 2008-09-30
TWENTY SERVICES INC
filed 2008-11-21
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

We are amending our Form 10-Q for the quarter ending September 30, 2008 as it relates to the Cash Flow Statement. This is a result of a subsequent adjustment being made to cash flow for the period ended September 30, 2008, as previously submitted to the Securities and Exchange Commission on November 14, 2008.

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

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Interest and dividends received	123,969	102,892
General expenses	(131,787)	(83,025)

Net cash (used) provided by operating activities	(7,818)	19,867

Cash flows from investing activities:
Net sale (purchase) of securities	303,310	(122,873)
Preferred stock dividend	(34,728)	(34,728)
Purchase of Treasury Stock	(6,003)	(6,319)

Net cash provided (used) by investing activities	262,579	(163,920)

Net increase (decrease) in cash	254,761	(144,053)

Cash and temporary investments, beginning of period	66,369	210,422

Cash and temporary investments, end of period	$321,130	$66,369

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

November 21, 2008	/s/ David J. Noble
Date	David J. Noble
Chairman/Director
And Principal Executive Officer

November 21, 2008	/s/ Jack C. Bridges
Date	Jack C. Bridges
Executive Vice-President