Form 10-K
period 2008-12-31
TWENTY SERVICES INC
filed 2009-04-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    YES  ☐    NO  ☒

As of December 31, 2008, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2008, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $2,600,000.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2008	2007	2006	2005
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$26,882	$30,034	28,212	11,628

Total:	$26,882	$30,034	$28,212	$11,628

Of the Registrant’s aggregate loan portfolio as of December 31, 2008 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2008	2007	2006
Interest Income	$78,187	$90,811	$99,333
Net Interest Income	$78,187	$90,811	$99,333

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

Employees. During 2008 and 2007 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At February 2009, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on August 29, 2008. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

During the period ended December 31, 2008 no matter was submitted to a vote of the security holders of the Registrant.

PART II

5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2008 there were 1,628 holders of record of the outstanding Common Stock of the Registrant, and 958 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2008, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2008 and 2007, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2008	2007		2006	2005	2004
Revenues	$145,549	$138,285		$146,328	$144,610	$142,812

Net Income (Loss)	$(58,595)	$9,435		$(246)	$(11,913)	$5,921

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.07)	$(.01)		$(.05)	$(.05)	$(.02)

Total Assets	$3,265,101	$3,853,546		$5,086,593	$5,145,847	$4,684,581

Dividends Declared:
Common Stock	$0	$0		$0	$0	$0

Preferred Stock	$35,357 [1]	$35,357	[2]	$35,357 [3]	$35,357 [4]	$35,357	[5]

Total	$35,357	$35,357		$35,357	$35,357	$35,357

Book Value Per Common Share Outstanding	$2.52	$2.66		$2.67	$2.90	$2.51

1	Reflects dividend respecting Preferred Stock declared on February 27, 2009.
2	Reflects dividend respecting Preferred Stock declared on February 28, 2008.
3	Reflects dividend respecting Preferred Stock declared on February 28, 2007.
4	Reflects dividend respecting Preferred Stock declared on February 28, 2006.
5	Reflects dividend respecting Preferred Stock declared on February 28, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2008 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net loss of $58,595 in 2008 as compared to a net income of $9,435 in 2007. The change was due primarily to income tax benefit in 2007. General and administrative expenses increased from $143,691 in 2007 to $148,349 in 2008.

Impact of Inflation. Inflation has an impact upon the Registrant’s financial position. Inflationary pressures generally increase the cost of borrowed funds to the Registrant, rendering it less economic for the Registrant to borrow money for re-lending purposes.

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant are set forth at page F-3 through F-15 hereof and are incorporated herein by reference.

9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no disagreement between the Registrant and its independent certified public accountants respecting any matter of disclosure, during the past twenty-four (24) months.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including Twenty’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Subsequent to the filing on March 31, 2008 of the 2007 10-K, we identified that we had inadvertently omitted from the 2007 10-K management’s report on the Company’s internal control over financial reporting. This omission was remedied by the filing on August 25, 2008 of amendment No. 1 to the 2007 10-K. Twenty’s Chief Executive Officer and Chief Financial Officer have reconsidered the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 (the end of its 2007 fiscal year) in light of its inadvertent omission of management’s report from the 2007 10-K. Solely as a result of this inadvertent omission of management’s report on internal control over financial reporting from the 2007 10-K, Twenty’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were not effective at the reasonable assurance level. In accordancew ith Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report the Company files or submits under the Exchange Act.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2008. There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities			—	—

Available-for-sale securities	$3,099,666	$3,099,666	—	—

Derivatives			—	—

Venture capital investments			—	—

Total	$3,099,666	$3,099,666

11.	FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 14, 2009.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	76	Chairman of the Board of Directors, Twenty Services, Inc. Pell City, Alabama (finance business), since 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Chairman of the Board of Directors of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of	67	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management -School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980; Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

Jack C. Bridges	81	Executive Vice-President, Twenty Services, Inc. Pell City, Alabama since April 1997.

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

Current Remuneration. During 2008 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2008.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2008 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 27, 2009, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 27, 2009, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2008 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

Dated: April 15, 2009

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

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting—Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

Date: April 15, 2009	By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

	By	/S/ JACK C. BRIDGES
Jack C. Bridges Executive Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2008, 2007 and 2006

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2008, 2007 and 2006

Independent Auditors’ Report

The Shareholders and the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2008, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2008, Twenty Services, Inc. adopted Financial Accounting Standards Board Interpretation Number 157, “Fair Value Measurements.”

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2008 and 2007 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    Borland Benefield, P.C.

Borland Benefield, P.C.

Birmingham, Alabama

March 26, 2009

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$53,461	$66,369
Marketable securities	3,101,128	3,735,395
Notes receivable, net of allowance	26,822	30,034
Deferred tax asset	61,410	—
Other assets	22,280	21,748

Total Assets	$3,265,101	$3,853,546

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$95,954	$121,848
Deferred tax liability	—	91,352

Total liabilities	95,954	213,200

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,219,440	1,305,471
Accumulated other comprehensive income	407,303	783,910
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 63,136 and 61,432 shares at
December 31, 2008 and 2007, respectively	(15,784)	(15,358)
Common treasury stock, at $2.50 per share; 110,682 and 107,428 shares December 31, 2008 and 2007, respectively	(276,704)	(268,569)

Net stockholders’ equity	3,169,147	3,640,346

Total Liabilities and Stockholders’ Equity	$3,265,101	$3,853,546

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
Revenue
Interest	$78,187	$90,811	$99,333
Dividends	58,928	47,448	43,682
Other	8,434	26	3,313

Total revenue	145,549	138,285	146,328

Operating Expenses
General and administrative	148,349	143,691	148,081
Total operating expenses	148,349	143,691	148,081

Other Income (Loss)
Gain (loss) on sale of marketable securities	(42,405)	3,416	(2,525)

Total other income (loss)	(42,405)	3,416	(2,525)

Loss Before Income Taxes	(45,205)	(1,990)	(4,278)

Income Tax Benefits (Expense)	(13,390)	11,425	4,032

Net Income (Loss)	$(58,595)	$9,435	$(246)

Income (Loss) Per Common Share	$(0.07)	$0.01	$(0.02)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2005	$50,511	$128,307	$1,716,074	$1,351,705	$1,655,038	$(60,000)	$(12,370)	$(255,438)	$4,573,827

Comprehensive Income
Net Loss	—	—	—	(246)	—	—	—	—	(246)

Change in Unrealized Cumulative Gains/Losses on Available-for-Sale Securities, Net of Deferred Income Tax of $6,321	—	—	—	—	(14,750)	—	—	—	(14,750)

Total Comprehensive Income									(14,996)

Purchase of Treasury Stock	—	—	—	—	—	—	(2,428)	(9,986)	(12,414)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,568)	—	—	—	—	(27,568)

Balance - December 31, 2006	50,511	128,307	1,716,074	1,323,891	1,640,288	(60,000)	(14,798)	(265,424)	4,518,849

Comprehensive Income
Net Income	—	—	—	9,435	—	—	—	—	9,435

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $362,271	—	—	—	—	(856,378)	—	—	—	(856,378)

Total Comprehensive Income									(846,943)

Purchase of Treasury Stock	—	—	—	—	—	—	(560)	(3,145)	(3,705)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,855)	—	—	—	—	(27,855)

Balance - December 31, 2007	50,511	128,307	1,716,074	1,305,471	783,910	(60,000)	(15,358)	(268,569)	3,640,346

Comprehensive Income
Net Loss	—	—	—	(58,594)	—	—	—	—	(58,594)

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $166,152	—	—	—	—	(376,607)	—	—	—	(376,607)

Total Comprehensive Income	—	—	—	—	—	—	—	—	(435,201)

Purchase of Treasury Stock	—	—	—	—	—	—	(426)	(8,135)	(8,561)

Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(27,437)	—	—	—	—	(27,437)

Balance - December 31, 2008	$50,511	$128,307	$1,716,074	$1,219,440	$407,303	$(60,000)	$(15,784)	$(276,704)	$3,169,147

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Interest and dividends received	$137,115	$138,276	$143,016
Other income	8,434	1,514	3,313
Cash paid to suppliers and employees	(164,666)	(129,282)	(176,410)

Net Cash Flows From Operating Activities	(19,117)	10,508	(30,081)

Cash Flows From Investing Activities
Principal collected on loans	2,258	4,542	6,790
Loans made to customers	—	(4,300)	(20,000)
Principal collected on held-to-maturity securities	407	474	300
Proceeds from sale of available-for-sale securities	354,617	125,330	1,723,056
Purchases of available-for-sale securities	(317,000)	(240,000)	(1,498,900)

Net Cash Flows From Investing Activities	40,282	(113,954)	211,246

Cash Flows From Financing Activities
Preferred stock dividends paid	(25,511)	(36,902)	(17,639)
Purchase of treasury stock	(8,562)	(3,705)	(12,414)

Net Cash Flows From Financing Activities	(34,073)	(40,607)	(30,053)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,908)	(144,053)	151,112

Cash and Cash Equivalents - Beginning of Year	66,369	210,422	59,310

Cash and Cash Equivalents - End of Year	$53,461	$66,369	$210,422

Reconciliation of Operating Income (Loss) to Net Cash From Operating Activities
Operating income (loss)	$(58,595)	$9,435	$(246)
Adjustments to reconcile net income to net operating activities (Gain) loss on sale of marketable securities	42,405	(3,416)	2,525
Net change in deferred income taxes	24,469	(13,030)	(4,032)
Increase (decrease) in accounts payable and accrued liabilities	(27,396)	17,519	(28,328)

Net Cash Flows From Operating Activities	$(19,117)	$10,508	$(30,081)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

Note 1 – Accounting Policies

Income Recognition – Interest income from finance receivables is recognized by Twenty Services, Inc. (the Company) using the interest (accrual) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Credit Losses – Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company’s charge-off policy is based on a loan-by-loan review for all receivables that are charged off when they are deemed uncollectible.

Cash Equivalents – Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents.

Marketable Securities – On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Income Taxes – Deferred income taxes are recognized for the effects of temporary differences between financial statement and tax reporting.

Earnings Per Common Share – Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2008, 2007 and 2006 was 1,283,068.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 1 – Accounting Policies (continued)

Recent Accounting Pronouncement and Accounting Changes – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Twenty Services, Inc. adopted FAS 157 on January 1, 2008, and the effect of adoption on the financial statements was not material.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to record the interest and penalties on tax obligations on the income tax expense line on the statements of operations. Twenty Services, Inc. adopted FIN 48 on January 1, 2008, and the effect of adoption on the financial statements was not material.

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

Note 3 – Fair Values of Financial Instruments

Twenty Services, Inc. adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under FAS 157, a fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. FAS 157 requires disclosures that stratify balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements as follows:

•

Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•

Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market,

and

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 3 – Fair Values of Financial Instruments (continued)

•

Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents financial assets measured at fair value on a reoccurring basis as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$3,099,666	$3,099,666	$—	$—

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments that are not disclosed under FAS 157:

•

Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, finance receivables, notes receivable from related parties and other receivables.

•	Marketable securities held to maturity are valued at quoted market values.

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Temporary Investments	$53,461	$53,461	$66,369	$66,369
Marketable Securities Held to Maturity	1,461	1,461	1,866	1,866
Finance Receivables, Net	26,822	26,822	30,034	30,034

[The remainder of this sheet intentionally left blank.]

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Available-for-sale securities
Equity securities	$1,246,231	$881,000	$245,648	$1,881,583
Debt securities	1,271,574	2,617	56,108	1,218,083

Total available-for-sale securities	$2,517,805	$883,617	$301,756	$3,099,666

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$1,461	$—	$—	$1,461

December 31, 2007
Available-for-sale securities
Equity securities	$1,304,131	$1,212,977	$81,678	$2,435,430
Debt securities	1,293,696	15,001	10,600	1,298,097

Total available-for-sale securities	$2,597,827	$1,227,978	$92,278	$3,733,527

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$1,868	$—	$—	$1,868

[The remainder of this sheet intentionally left blank.]

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 4 – Marketable Securities (continued)

The amortized cost and aggregate fair value of debt securities at December 31, 2008 and 2007, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2008
Corporate Due In
After 10 Years	$255,074	$198,966	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	1,461	1,461
After 10 Years	1,016,500	1,019,117	—	—

Total	$1,271,574	$1,218,083	$1,461	$1,461

December 31, 2007
Corporate Due In
After 10 Years	$254,196	$258,000	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	1,868	1,868
After 10 Years	1,039,500	1,040,097	—	—

Total	$1,293,696	$1,298,097	$1,868	$1,868

Proceeds from the sale of available-for-sale securities were $354,617 for the year ended December 31, 2008. A net loss of $42,405 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2008.

Proceeds from the sale of available-for-sale securities were $125,330 for the year ended December 31, 2007. A net gain of $3,416 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2007.

Note 5 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2008	2007
Finance Receivables, Net	$26,822	$30,034

All contractual maturities of finance receivables are due in the year ending December 31, 2009.

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 6 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and of unused operating and capital loss carryforwards that may be applied against future taxable income.

The provision for income taxes was as follows for the years ended December 31:

	2008	2007	2006
Current
Deferred Tax Benefits (Expense)	$(13,390)	$11,425	$4,032

Deferred tax assets and liabilities at December 31 consisted of the following:

	2008	2007
Deferred Tax Assets
Net operating and capital loss carryforwards	$235,968	$249,058
Other	—	300

	235,968	249,358

Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(174,558)	(340,710)

Net Deferred Tax Asset (Liability)	$61,410	$(91,352)

The Company has available at December 31, 2008, approximately $760,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2009 to 2025.

Note 7 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2005 dividend (approximately $28,000) was declared February 2006 and paid in March 2006. The 2006 dividend (approximately $28,000) was declared February 2007 and paid in March 2007. The 2007 dividend (approximately $28,000) was declared February 2008 and paid in March 2008.

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

TWENTY SERVICES, INC.

Notes to Financial Statements (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9 – Concentration of Credit Risk

The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation with excess protection coverage provided by the Customer Asset Protection Company. At December 31, 2008, the Company had $2,601,128 in cash and securities that were above insured amounts.

Note 10 – Related Party Transactions

At December 31, 2008 and 2007, the Company had notes receivable from an officer totaling $26,822 and $30,034, respectively.

Note 11 – Treasury Stock

The Company purchased 3,254 shares of common stock for an aggregate purchase price of $8,135, or $2.50 per share, and 1,704 shares of its preferred stock for an aggregate purchase price of $426, or $0.25 per share, during the year ended December 31, 2008. The shares are held as common treasury stock and preferred treasury stock.

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

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2008

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	$237,000	$790,000	$1,659,000	$1,659,000
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	4,000	100,000	31,880	31,880
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	4,200	4,200
Evergreen Global Dividend Opportunity Fund	2,000	40,000	19,080	19,080
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	16,700	16,700
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	72,000	72,000
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	14,850	14,850
Citigroup 8.5% Ser. F Pref. Non. Cum. 6/15/13	2,000	50,000	31,660	31,660
Lehman Bros Hldg. 7.95%	1	3	3	3
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	16,760	16,760
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	15,450	15,450

Total Equity Securities Available-for-Sale		1,246,231	1,881,583	1,881,583

Debt Securities Available-for-Sale:
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 6.375%	400,000	399,500	400,504	400,504
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	141,480	141,480
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 5.75%	400,000	400,000	400,664	400,664
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	57,486	57,486
Fannie Mae Notes Callable Cpn. 6.3%	217,000	217,000	217,949	217,949

Total Debt Securities Available-for-Sale		1,271,574	1,218,083	1,218,083

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	1,461

Total		$2,517,805	$3,099,666	$3,101,127

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2007

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	$237,000	$790,000	$1,964,730	$1,964,730
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	4,000	100,000	76,400	76,400
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	19,740	19,740
Evergreen Global Dividend Opportunity Fund	2,000	40,000	34,920	34,920
J.P. Morgan Chase Co.	3,000	107,903	130,950	130,950
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	34,220	34,220
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	75,000	75,000
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	25,200	25,200
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	31,820	31,820
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	42,450	42,450

Total Equity Securities Available-for-Sale		1,304,131	2,435,430	2,435,430

Debt Securities Available-for-Sale:
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 6.375%	400,000	399,500	400,068	400,068
Aetna, Inc. Notes Cpn. 7.625%	150,000	155,269	169,637	169,637
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 5.75%	400,000	400,000	399,964	399,964
Federal Home Loan Bank Bonds Callable Cpn. 5.540%	90,000	90,000	90,009	90,009
Federal Home Loan Mtg. Corp. Med. Term Callable Cpn. 6%	50,000	50,000	50,005	50,005
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	88,364	88,364
Fedl. Natl. Mtg. Assn. Callable 6.125%	100,000	100,000	100,050	100,050

Total Debt Securities Available-for-Sale		1,293,696	1,298,097	1,298,097

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	1,868

Total		$2,597,827	$3,733,527	$3,735,395