Form 10-Q
period 2009-03-31
TWENTY SERVICES INC
filed 2009-05-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2009

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and temporary investments	$70,654	$53,461
Marketable securities	2,402,966	3,101,128
Other Assets, Net	110,512	110,512

Total assets	$2,584,132	$3,265,101

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$98,279	$95,954
Deferred tax liability	—	—

	98,279	95,954

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,234,735	1,219,440
Accumulated other comprehensive income	(290,779)	407,303
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(292,995)	(292,488)

Net stockholder’s equity	2,485,853	3,169,147

Total liabilities and stockholder’s equity	$2,584,132	$3,265,101

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	42,665	46,380
Expenses:
General and Administrative	27,370	43,226

Gain from operations and net income	$15,295	$3,154

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Interest and dividends received	42,665	46,380
Cash paid employees and supplier	(27,370)	(43,226)

Net cash provided by (used) operating activities	15,295	3,154

Cash flows from investing activities
Net sale (purchase) of securities	—	(58,879)
Principal collected on loans	—	—
Purchase of Treasury Stock +	(507)	(2,840)

Net cash provided (used) by investing activities	(507)	(61,719)

Net increase (decrease) in cash	5,088	(58,565)

Cash and temporary investments, beginning of period	53,461	66,369

Cash and temporary investments, end of period	$70,654	$7,804

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2009 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $15,295 for the three months ended March 31, 2009, as compared to the net income of $3,154 for the corresponding 2008 period.

REVENUES

Revenues for the three months ended March 31, 2009 of $42,665 were comparable to $46,380 for the corresponding 2008 period.

EXPENSES

General and administrative expenses decreased from $43,226 in 2008 to $27,370 for the corresponding 2009 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the three months ended March 31, 2009 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level l)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	03/31/2009

Available-for-sale securities	$2,402,966
Total	$2,402,966

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2009 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

On February 27, 2009, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2009 to holders of record at February 27, 2009 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2008. On March 31, 2009, the dividend so declared was paid in the amount of approximately $31,000.00.

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

DATE May 14, 2009	/s/ David J. Noble
David J. Noble
Chairman/Director And Principal Executive Officer

DATE May 14, 2009	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President