Form 10-Q
period 2009-06-30
TWENTY SERVICES INC
filed 2009-08-06
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2009

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and temporary investments	$510,988	$53,461
Marketable securities and other assets	2,408,117	3,211,640

Total assets	$2,919,105	$3,265,101

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$81,604	$95,954
		—

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,187,109	1,219,440
Accumulated other comprehensive income	108,608	407,303
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(293,108)	(292,488)

Net stockholder’s equity	2,837,501	3,169,147

Total liabilities and stockholders’ equity	$2,919,105	$3,265,101

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ending June 30,
	2009	2008
Revenues	$65,240	$62,243
Expenses:
General and administrative	(97,571)	(76,842)

(Loss) from operations and net loss	$(32,331)	$(14,599)

Weighted average number of Common shares outstanding	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Interest and dividends received	65,240	62,243
General expenses	(97,571)	(76,842)

Net cash (used) provided by operating activities	(32,331)	(14,599)

Cash flows from investing activities:
Net sale (purchase) of securities :	524,876	(14,599)
Preferred stock dividend	(34,728)	(34,728)
Principal made on loans, net	—	—
Purchase of Treasury Stock	(290)	(6,003)

Net cash (used) by investing activities	489,858	(55,330)

Net increase (decrease) in cash	457,527	52,618
Cash and temporary investments, beginning of period	53,461	66,369

Cash and temporary investments, end of period	$510,988	$118,987

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2009 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net loss of $32,331 for the six months ended June 30, 2009 as compared to the net loss of $14,599 for the corresponding 2008 period. The increase in loss was due primarily to an increase in compliance expenses.

REVENUES

Revenues for the six months ended June 30, 2009 of $65,240 were comparable to $62,243 for the corresponding 2008 period.

EXPENSES

General and administrative expenses increased to $97,571 in 2009 from $76,842 for the corresponding 2008 period. The increase was due primarily to an increase in compliance expenses. The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

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

Fair Value Measurements at Reporting Date Using
Quoted Prices in Active Markets for Identical Assets (Level l)

Description	06/30/2009

Available-for-sale	$2,297,604

Total	$2,297,604

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2009 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

/s/ David J. Noble
Date August 6, 2009	David J. Noble
Chairman/Director
And Principal Executive Officer

/s/ Jack C. Bridges
Date August 6, 2009	Jack C. Bridges
Executive Vice-President