Form 10-Q
period 2009-09-30
TWENTY SERVICES INC
filed 2009-11-16
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2009

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

TWENTY SERVICES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and temporary investments	$394,940	$53,461
Marketable securities and other assets	2,951,426	3,211,640

Total assets	$3,346,366	$3,,265,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$77,075	$95,954

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value	50,511	50,511
Common stock, par value $0.10	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,181,903	1,219,440
Accumulated other comprehensive income	546,001	407,303
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(293,506)	(292,488)

Net stockholders’ equity	3,269,290	3,169,147

Total liabilities and stockholders’ equity	$3,346,366	$3,265,101

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2009	2008	2009	2008
Revenues	$22,130	$61,656	$77,462	$123,969
Expenses:
General and administrative	(18,160)	(54,826)	(113,850)	(131,787)

Income (loss) from operations and net income (loss)	$3,970	$6,830	$(36,388)	$(7,818)

Weighted average number of Common shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share *
Net income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Interest and dividends received	87,355	123,969
General expenses	(126,850)	(131,787)

Net cash (used) provided by operating activities	(39,495)	(7,818)

Cash flows from investing activities:
Net sale (purchase) of securities	416,721	323,310
Preferred stock dividend	(34,728)	(34,728)
Purchase of Treasury Stock	(1,019)	(6,003)

Net cash provided (used) by investing activities	380,974	282,579

Net increase (decrease) in cash	341,479	274,761
Cash and temporary investments, beginning of period	53,461	66,369

Cash and temporary investments, end of period	$394,940	$341,130

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2009 the Registrant’s liquidity remained stable. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance making the Accounting Standards Codification the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Top 105, “Generally Accepted Accounting Principles”, was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any impact on the Company’s Consolidated Financial Statements.

FAIR VALUE MEASUREMENTS

Fair value guidance establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company would use to derive fair value measurements. These strata include:

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

		Fair Value Measurements at Reporting Date Using
Description	09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities			—	—
Available-for-sale securities	$2,840,641	$2,840,641	—	—
			—	—
			—	—

Total	$2,840,641	$2,840,641

RESULTS OF OPERATIONS

The Registrant reported a net (loss) of $36,388 for the nine months ended September 30, 2009 as compared to the net loss of $7,818 for the corresponding 2008 period. The increase in loss was due primarily to an increase in compliance expenses.

REVENUES

Revenues for the nine months ended September 30, 2009 of $77,462 were less than the amount of $123,969 for the corresponding 2008 period due to a decrease in interest income.

EXPENSES

General and administrative expenses of $113,850 in 2009 were comparable to 131,787 for the corresponding 2008 period. The above financial statements include all the adjustments which, in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

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

/s/ David J. Noble
Date: November 16, 2009	David J. Noble
Chairman/Director
And Principal Executive Officer

/s/ Jack C. Bridges
Date: November 16, 2009	Jack C. Bridges
Executive Vice-President