Form 10-K
period 2009-12-31
TWENTY SERVICES INC
filed 2010-03-31
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

As of December 31, 2009, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2009, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,149,489.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2009	2008	2007	2006
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$27,673	$26,882	$30,034	28,212

Total:	$27,673	$26,882	$30,034	$28,212

Of the Registrant’s aggregate loan portfolio as of December 31, 2009 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2009	2008	2007
Interest Income	$71,733	$78,187	$90,811
Net Interest Income	$71,733	$78,187	$90,811

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

Employees. During 2009 and 2008 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At February 2010, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position.

The Registrant considers its relationship with its employees to be good.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on July 31, 2009. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

The Registrant maintains its accounting records on a personal computer which is in compliance with the Y2K.

3.	LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K, the Registrant is not a party of any legal proceedings.

4.	(RESERVED)

.

PART II

5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2009 there were 1,623 holders of record of the outstanding Common Stock of the Registrant, and 947 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2009, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2009 and 2008, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2009	2008	2007		2006	2005
Revenues	$123,631	$145,549	$138,285		$146,328	$144,610

Net Income (Loss)	$(47,491)	$(58,595)	$9,435		$(246)	$(11,913)

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.07)	$(.07)	$(.01)		$(.05)	$(.05)

Total Assets	$3,393,252	$3,265,101	$3,853,546		$5,086,593	$5,145,847

Dividends Declared:
Common Stock	$0	$0	$0		$0	$0

Preferred Stock	$35,357 [1]	$35,357 [2]	$35,357	[3]	$35,357 [4]	$35,357 [5]

Total	$35,357	$35,357	$35,357		$35,357	$35,357

Book Value Per Common Share Outstanding	$2.53	$2.66	$2.67		$2.90	$2.51

1	Reflects dividend respecting Preferred Stock declared on February 26, 2010.
2	Reflects dividend respecting Preferred Stock declared on February 27, 2009.
3	Reflects dividend respecting Preferred Stock declared on February 28, 2008.
4	Reflects dividend respecting Preferred Stock declared on February 28, 2007.
5	Reflects dividend respecting Preferred Stock declared on February 28, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2009 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net loss of $47,491 in 2009 as compared to a net loss of $58,595 in 2008. General and administrative expenses decreased from $148,349 in 2008 to $129,943 in 2009.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2009. There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities			—	—

Available-for-sale securities	$3,053,898	$3,053,898	—	—

Derivatives			—	—

Venture capital investments			—	—

Total	$3,053,898	$3,053,898

11.	FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of February 26, 2010.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	77	Chairman of the Board of Directors, Twenty Services, Inc. Pell City, Alabama (finance business), since 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Chairman of the Board of Directors of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board and Chairman of Audit Committee	68	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management -School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980; Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

Jack C. Bridges	82	Executive Vice-President, Twenty Services, Inc. Pell City, Alabama since April 1997.

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

(F) Involvement in Certain Legal Proceedings.

During the past ten (10) years, no officer or director of the Registrant has been involved in any event of the types described in Item 401(f) of Regulation S-K of the Securities Exchange Act of 1934 which is material to an evaluation of the ability or integrity of any officer and director. However, on March 3, 2010, Mr. Noble entered into a settlement with the Securities and Exchange Commission (the “SEC”) related to the 2006 proxy statement of American Equity Investment Life Holding Company (“American Equity”). American Equity, Mr. Noble and American Equity’s CEO agreed to settle the matter without admitting or denying the allegations of the SEC’s complaint. Under the settlement, American Equity, Mr. Noble, and American Equity’s CEO agreed to be permanently enjoined from committing future violations of certain provisions of the federal securities laws relating to proxy statements. Mr. Noble also agreed to pay a civil monetary penalty. The SEC’s complaint did not make any allegations of fraud against American Equity, Mr. Noble, or American Equity’s CEO, nor did the complaint allege misstatements in financial reporting. Additionally, the SEC did not limit Mr. Noble’s involvement with American Equity or any of its subsidiaries or other companies.

13.	EXECUTIVE COMPENSATION

Current Remuneration. During 2009 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2009.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2009 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 26, 2010, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 26, 2010, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2009 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

TWENTY SERVICES, INC.

By:	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President

Dated:  March 31, 2010

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	March 31, 2010
David J. Noble

/s/ Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. Chairman-Audit Committee (The Registrant)	March 31, 2010
Dr. A. J. Strickland, III

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

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting—Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.

Date: March 31, 2010	By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

Date: March 31, 2010	By	/S/ JACK C. BRIDGES
Jack C. Bridges Executive Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2009, 2008 and 2007

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2009, 2008 and 2007

Independent Auditors’ Report

The Shareholders and the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2009 and 2008 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Borland Benefield, P.C.
Borland Benefield, P.C.
Birmingham, Alabama
March 12, 2010

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$282,011	$53,461
Marketable securities	3,054,844	3,101,128
Notes receivable, related party	27,673	26,822
Deferred tax asset	6,171	61,410
Other assets	22,553	22,280

Total Assets	$3,393,252	$3,265,101

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$100,383	$95,954

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,143,366	1,219,440
Accumulated other comprehensive income	609,540	407,303
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 65,660 and 63,136 shares at
December 31, 2009 and 2008, respectively	(16,415)	(15,784)
Common treasury stock, at $2.50 per share; 111,406 and 110,682 shares December 31, 2009 and 2008, respectively	(278,514)	(276,704)

Net stockholders’ equity	3,292,869	3,169,147

Total Liabilities and Stockholders’ Equity	$3,393,252	$3,265,101

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007
Revenue
Interest	$71,733	$78,187	$90,810
Dividends	51,298	58,928	47,448
Other	600	8,434	26

Total revenue	123,631	145,549	138,284

Operating Expenses	145,046	148,349	143,691
General and administrative

Other Income (Loss)
Gain (loss) on sale of marketable securities	(41,178)	(42,405)	3,416

Loss Before Income Taxes	(62,593)	(45,205)	(1,991)

Income Tax Benefits (Expense)	15,102	(13,390)	11,426

Net Income (Loss)	$(47,491)	$(58,595)	$9,435

Loss Per Common Share	$(0.06)	$(0.07)	$(0.01)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2006	$50,511	$128,307	$1,716,074	$1,323,892	$1,640,288	$(60,000)	$(14,798)	$(265,424)	$4,518,850

Comprehensive Income
Net Loss	—	—	—	9,435	—	—	—	—	9,435

Change in Unrealized Cumulative Gains/Losses on Available-for-Sale Securities, Net of Deferred Income Tax of $362,271	—	—	—	—	(856,378)	—	—	—	(856,378)

Total Comprehensive Income									(846,943)

Purchase of Treasury Stock	—	—	—	—	—	—	(560)	(3,145)	(3,705)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,855)	—	—	—	—	(27,855)

Balance - December 31, 2007	50,511	128,307	1,716,074	1,305,472	783,910	(60,000)	(15,358)	(268,569)	3,640,347

Comprehensive Income
Net Income	—	—	—	(58,595)	—	—	—	—	(58,595)

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $166,152	—	—	—	—	(376,607)	—	—	—	(376,607)

Total Comprehensive Income									(435,202)

Purchase of Treasury Stock	—	—	—	—	—	—	(426)	(8,135)	(8,561)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,437)	—	—	—	—	(27,437)

Balance - December 31, 2008	50,511	128,307	1,716,074	1,219,440	407,303	(60,000)	(15,784)	(276,704)	3,169,147

Comprehensive Income
Net Loss	—	—	—	(47,491)	—	—	—	—	(47,491)

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $252,358	—	—	—	—	202,237	—	—	—	202,237

Total Comprehensive Income	—	—	—	—	—	—	—	—	154,746

Purchase of Treasury Stock	—	—	—	—	—	—	(631)	(1,810)	(2,441)

Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(28,583)	—	—	—	—	(28,583)

Balance - December 31, 2009	$50,511	$128,307	$1,716,074	$1,143,366	$609,540	$(60,000)	$(16,415)	$(278,514)	$3,292,869

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Interest and dividends received	$123,031	$137,115	$138,276
Other income	600	8,434	1,514
Cash paid to suppliers and employees	(151,995)	(164,666)	(129,282)

Net Cash Flows From Operating Activities	(28,364)	(19,117)	10,508

Cash Flows From Investing Activities
Principal collected on loans	—	2,258	4,542
Loans made to customers	—	—	(4,300)
Principal collected on held-to-maturity securities	515	407	474
Proceeds from sale of available-for-sale securities	1,081,555	354,617	125,330
Purchases of available-for-sale securities	(797,779)	(317,000)	(240,000)

Net Cash Flows From Investing Activities	284,291	40,282	(113,954)

Cash Flows From Financing Activities
Preferred stock dividends paid	(24,936)	(25,511)	(36,902)
Purchase of treasury stock	(2,441)	(8,562)	(3,705)

Net Cash Flows From Financing Activities	(27,377)	(34,073)	(40,607)

Net Increase (Decrease) in Cash and Cash Equivalents	228,550	(12,908)	(144,053)

Cash and Cash Equivalents - Beginning of Year	53,461	66,369	210,422

Cash and Cash Equivalents - End of Year	$282,011	$53,461	$66,369

Reconciliation of Operating Income (Loss) to Net Cash From Operating Activities
Net income (loss)	$(47,491)	$(58,595)	$9,435
Adjustments to reconcile net income to net operating activities
Realized (gain) loss on sale of marketable securities	41,178	42,405	(3,416)
Net change in deferred income taxes	(22,834)	24,469	(13,030)
Increase (decrease) in accounts payable and accrued liabilities	783	(27,396)	17,519

Net Cash Flows From Operating Activities	$(28,364)	$(19,117)	$10,508

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

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

Marketable Securities – Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company’s securities are classified in two categories and accounted for as follows:

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

Earnings Per Common Share – Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2009, 2008 and 2007 was 1,283,068.

Subsequent Events – Management has evaluated subsequent events through March 12, 2010.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 1 – Accounting Policies (continued)

Recent Accounting Pronouncement and Accounting Changes – In June 2009, the Financial Accounting Standards Board (FASB) issued an update to ASC 105-10, “Generally Accepted Accounting Principles”. This standard establishes the ASC as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position, results of operations, and EPS.

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

Note 3 – Fair Values of Financial Instruments

FASB ASC 820-10-50 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis

The following table presents financial assets measured at fair value on a reoccurring basis as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$3,053,898	$3,053,898	$—	$—

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 3 – Fair Value of Financial Instruments (Continued)

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments as disclosed herein:

•

Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, notes receivable from related parties and other receivables.

•	Marketable securities held to maturity are valued at quoted market values.

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and temporary investments	$282,011	$282,011	$53,461	$53,461
Marketable securities - Held to Maturity	946	946	1,461	1,461
Notes receivable, net	27,673	27,673	26,822	26,822

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale securities
Equity securities	$1,140,000	$989,360	$137,710	$1,991,650
Debt securities	1,052,003	33,214	22,969	1,062,248

Total available-for-sale securities	$2,192,003	$1,022,574	$160,679	$3,053,898

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$946	$—	$—	$946

December 31, 2008
Available-for-sale securities
Equity securities	$1,246,231	$881,000	$245,648	$1,881,583
Debt securities	1,271,574	2,617	56,108	1,218,083

Total available-for-sale securities	$2,517,805	$883,617	$301,756	$3,099,666

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$1,461	$—	$—	$1,461

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 4 – Marketable Securities (continued)

The amortized cost and aggregate fair value of debt securities at December 31, 2009 and 2008, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2009
Corporate Due In
After 10 Years	$609,995	$619,409	$—	$—
Corporate and Municipal Holdings Due In
6-10 Years	—	—	946	946
After 10 Years	442,008	442,839	—	—

Total	$1,052,003	$1,062,248	$946	$946

December 31, 2008
Corporate Due In
After 10 Years	$255,074	$198,966	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	1,461	1,461
After 10 Years	1,016,500	1,019,117	—	—

Total	$1,271,574	$1,218,083	$1,461	$1,461

Proceeds from the sale of available-for-sale securities were $1,081,555 for the year ended December 31, 2009. A net loss of $41,178 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2009.

Proceeds from the sale of available-for-sale securities were $354,617 for the year ended December 31, 2008. A net loss of $42,405 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2008.

Note 5 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2009	2008
Finance Receivables	$27,673	$26,822

All contractual maturities of finance receivables are due in the year ended December 31, 2009.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 6 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and of unused operating and capital loss carryforwards that may be applied against future taxable income.

The provision for income taxes was as follows for the years ended December 31:

	2009	2008	2007
Current
Deferred Tax Benefits (Expense)	$15,102	$(13,390)	$11,426

Deferred tax assets and liabilities at December 31 consisted of the following:

	2009	2008
Deferred Tax Assets
Net operating and capital loss carryforwards	$264,740	$235,968

	264,740	235,968

Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(258,569)	(174,558)

Net Deferred Tax Asset (Liability)	$6,171	$61,410

The Company has available at December 31, 2009, approximately $853,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2010 to 2026.

Note 7 – Stockholders Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2006 dividend (approximately $28,000) was declared February 2007 and paid in March 2007. The 2007 dividend (approximately $28,000) was declared February 2008 and paid in March 2008. The 2008 dividend (approximately $28,000) was declared February 2009 and paid in March 2009.

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

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 9 – Concentration of Credit Risk

The Company maintains an investment account with a brokerage firm. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation with excess protection coverage provided by the Customer Asset Protection Company. At December 31, 2009, the Company had $2,554,844 in cash and securities that were above insured amounts.

Note 10 – Related Party Transactions

At December 31, 2009 and 2008, the Company had notes receivable from an officer totaling $27,673 and $26,822, respectively.

Note 11 – Treasury Stock

The Company purchased 724 shares of common stock for an aggregate purchase price of $1,810, or $2.50 per share, and 2,524 shares of its preferred stock for an aggregate purchase price of $631, or $0.25 per share, during the year ended December 31, 2009. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 3,254 shares of common stock for an aggregate purchase price of $8,135, or $2.50 per share, and 1,704 shares of its preferred stock for an aggregate purchase price of $426 or $0.25 per share, during the year ended December 31, 2008. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 1,258 shares of common stock for an aggregate purchase price of $3,145, or $2.50 per share, and 2,240 shares of its preferred stock for an aggregate purchase price of $560 or $0.25 per share, during the year ended December 31, 2007. The shares are held as common treasury stock and preferred treasury stock.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2009

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	$237,000	$790,000	$1,763,280	$1,763,280
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	20,320	20,320
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	10,700	10,700
Evergreen Global Dividend Opportunity Fund	2,000	40,000	20,480	20,480
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	22,760	22,760
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	76,080	76,080
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	23,830	23,830
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	31,900	31,900
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	22,300	22,300

Total Equity Securities Available-for-Sale		1,140,000	1,991,650	1,991,650

Debt Securities Available-for-Sale:
New York New York Ser Al G/O UNLTD 5%	25,000	26,878	26,880	26,880
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,987	26,975	26,975
Travis Co. TX Road G/O 4%	50,000	50,005	50,949	50,949
State Univ IA Univ Rev Rec FACS Ser S	50,000	50,000	51,700	51,700
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,005	25,238	25,238
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,907	34,305	34,305
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,725	25,068	25,068
Keller Tx lndpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,412	51,414	51,414

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2009

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale: (continued)
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	$25,000	$25,427	$25,297	$25,297
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,252	24,710	24,710
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	25,005	25,147	25,147
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,873	26,441	26,441
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,090	24,051	24,051
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,439	24,664	24,664
Morgan Stanley Med Term Notes Ser F Cpn	25,000	24,758	26,429	26,429
Bank of America Corp Senior Notes	25,000	23,508	26,041	26,041
JP Morgan Chase Co Senior Notes	50,000	49,954	54,067	54,067
Allstate Corp Debentures Noncall Life Cpn 6.75%	50,000	51,601	54,562	54,562
Caterpillar Financial Med Term Notes	50,000	53,665	57,955	57,955
Goldman Sachs Med Term Notes Cpn 6.75%	50,000	51,003	55,965	55,965
AFLAC Senior Notes	50,000	53,395	57,502	57,502
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	147,695	147,695
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	88,000	88,000
General Elec Cap Corp Medium Term Notes	50,000	47,040	51,193	51,193

Total Debt Securities Available-for-Sale		1,052,003	1,062,248	1,062,248

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	946

Total		$2,192,003	$3,053,898	$3,054,844

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2008

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	$237,000	$790,000	$1,659,000	$1,659,000
AMF Bowling Worldwide, Ser A Warrants - exp 3/9/09	524	3,668	—	—
AMF Bowling Worldwide, Ser B Warrants - exp 3/9/09	512	2,560	—	—
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	4,000	100,000	31,880	31,880
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	4,200	4,200
Evergreen Global Dividend Opportunity Fund	2,000	40,000	19,080	19,080
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	16,700	16,700
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	72,000	72,000
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	14,850	14,850
Citigroup 8.5% Ser. F Pref. Non. Cum. 6/15/13	2,000	50,000	31,660	31,660
Lehman Bros Hldg. 7.95%	1	3	4	4
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	16,760	16,760
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	15,450	15,450

Total Equity Securities Available-for-Sale		1,246,231	1,881,584	1,881,584

Debt Securities Available-for-Sale:
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 6.375%	400,000	399,500	400,504	400,504
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	141,480	141,480
Fedl. Natl. Mtg. Assn. Notes Callable Cpn. 5.75%	400,000	400,000	400,664	400,664
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	57,486	57,486
Fannie Mae Notes Callable Cpn. 6.3%	217,000	217,000	217,949	217,949

Total Debt Securities Available-for-Sale		1,271,574	1,218,083	1,218,083

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	1,461

Total		$2,517,805	$3,099,667	$3,101,128