Form 10-Q
period 2010-03-31
TWENTY SERVICES INC
filed 2010-05-24
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2010

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and temporary investment	$164,664	282,011
Marketable securities	3,937,997	3,054,844
Notes receivables, net of allowance	27,673	27,673
Deferred tax asset	—	6,171
Other assets	22,553	22,553

Total assets	$4,152,887	$3,393,252

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$84,366	$100,383
Deferred tax liability	222,193	—

Total liabilities	306,559	100,383

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,147,264	1,143,366
Accumulated other comprehensive income	1,160,156	609,540
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(295,984)	(294,929)

Net stockholder’s equity	3,846,328	3,292,869

Total liabilities and stockholder’s equity	$4,152,887	$3,393,252

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	30,079	42,665
Expenses:
General and Administrative	25,881	27,370

Gain from operations and net income	$4,198	$15,295

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.01

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Interest and dividends received	30,079	42,665
Cash paid employees and supplier	(25,881)	(27,370)

Net cash provided by (used) operating activities	4,198	15,295

Cash flows from investing activities
Net sale (purchase) of securities	(116,292)	—
Purchase of Treasury Stock	(1,055)	(507)

Net cash provided (used) by investing activities	(1,055)	(507)

Net increase (decrease) in cash	(117,347)	(5,088)

Cash and temporary investments, beginning of period	282,011	53,461

Cash and temporary investments, end of period	$164,664	$70,654

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net income of $4,198 for the three months ended March 31, 2010, as compared to the net income of $15,295 for the corresponding 2009 period.

REVENUES

Revenues for the three months ended March 31, 2010 of $30,079 were comparable to $42,665 for the corresponding 2009 period.

EXPENSES

General and administrative expenses decreased from $27,370 in 2009 to $25,881 for the corresponding 2010 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the three months ended March 31, 2010 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement . As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how the Company determines fair value. We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 03/31/2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$3,937,997

Total	$3,937,997

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K , the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2010 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

On February 26, 2010, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2010 to holders of record at February 26, 2010 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2009. On March 31, 2010, the dividend so declared was paid in the amount of approximately $31,000.00.

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

Date May 24, 2010	/s/ David J. Noble
David J. Noble
Chairman/Director And Principal Executive Officer

Date May 24, 2010	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President