Form 10-Q
period 2010-06-30
TWENTY SERVICES INC
filed 2010-08-13
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2010

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and temporary investment	$148,492	282,011
Marketable securities	3,811,552	3,054,844
Notes receivables, net of allowance	27,673	27,673
Deferred tax asset	—	6,171
Other assets	22,553	22,553

Total assets	$4,010,270	$3,393,252

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$54,828	$100,383
Deferred tax liability	222,193	—

Total liabilities	277,021	100,383

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,124,563	1,143,366
Accumulated other comprehensive income	1,069,941	609,540
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(296,147)	(294,929)

Net stockholder’s equity	3,733,249	3,292,869

Total liabilities and stockholder’s equity	$4,010,270	$3,393,252

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues	53,212	65,240
Expenses:
General and Administrative	(73,177)	(97,571)

Gain (loss) from operations and net income	$(19,965)	$(32,331)

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Interest and dividends received	53,212	65,240
Cash paid employees and supplier	(73,177)	(97,571)

Net cash provided by (used) operating activities	(19,965)	(32,331)

Cash flows from investing activities
Net sale (purchase) of securities	(77,609)	524,876
Preferred Stock dividend	(34,728)	(34,728)
Purchase of Treasury Stock	(1,217)	(290)

Net cash provided (used) by investing activities	(113,554)	489,858

Net increase (decrease) in cash	(133,519)	457,527

Cash and temporary investments, beginning of period	282,011	53,461

Cash and temporary investments, end of period	$148,492	$510,988

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a net loss of $19,965 for the six months ended June 30, 2010, as compared to the net loss of $32,331 for the corresponding 2009 period. The decrease was due primarily to a decrease in professional fees.

REVENUES

Revenues for the six months ended June 30, 2010 of $53,212 were comparable to $65,240 for the corresponding 2009 period.

EXPENSES

General and administrative expenses decreased to $73,177 in 2010 from $97,571 for the corresponding 2009 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the six months ended June 30, 2010 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

FAIR VALUE MEASUREMENTS

Accounting Principles emphasize that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, Accounting Principles establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 03/31/2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$3,811,552

Total	$3,811,552

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2010 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

DATE: August 13, 2010	/s/ David J. Noble
David J. Noble
Chairman/Director And Principal Executive Officer

DATE: August 13, 2010	/s/ Jack C. Bridges
Jack C. Bridges
Executive Vice-President