Form 10-Q
period 2010-09-30
TWENTY SERVICES INC
filed 2010-11-12
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2010

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and temporary investment	$88,397	282,011
Marketable securities	3,927,917	3,054,844
Notes receivables, net of allowance	27,673	27,673
Deferred tax asset	—	6,171
Other assets	22,553	22,553

Total assets	$4,066,540	$3,393,252

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$56,921	$100,383
Deferred tax liability	222,193	—

Total liabilities	279,114	100,383

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,132,882	1,143,366
Accumulated other comprehensive income	1,116,256	609,540
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(296,604)	(294,929)

Net stockholder’s equity	3,787,426	3,292,869

Total liabilities and stockholder’s equity	$4,066,540	$3,393,252

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ending September 30,		Nine Months ending September 30,
	2010	2009	2010	2009
Revenues	$29,509	$22,130	$82,721	$77,462
Expenses:
General and administrative	21,126	(18,160)	(94,303)	(113,850)

Gain (loss) from operations and net income	$8,383	$3,970	$(11,582)	$(36,388)

Weighted average number of Common Shares Outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Earnings per share*
Net Income	$.00	$.00	$.00	$.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Interest and dividends received	82,721	77,462
Cash paid employees and supplier	(94,303)	(113,850)

Net cash provided by (used) operating activities	(11,582)	(36,388)

Cash flows from investing activities
Net sale (purchase) of securities	(153,169)	416,721
Preferred Stock dividend	(27,187)	(34,728)
Purchase of Treasury Stock	(1,675)	(1,019)

Net cash provided (used) by investing activities	(182,031)	380,974

Net increase (decrease) in cash	(193,614)	341,479

Cash and temporary investments, beginning of period	282,011	53,461

Cash and temporary investments, end of period	$88,397	$394,940

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a net loss of $11,582 for the nine months ended September 30, 2010, as compared to the net loss of $36,388 for the corresponding 2009 period. The decrease was due primarily to a decrease in professional fees.

REVENUES

Revenues for the nine months ended September 30, 2010 of $82,721 were comparable to $77,462 for the corresponding 2009 period.

EXPENSES

General and administrative expenses decreased to $94,303 in 2010 from $113,850 for the corresponding 2009 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the nine months ended September 30, 2010 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 09/30/2010	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$3,821,920

Total	$3,821,920

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of September 30, 2010 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

DATE November 12, 2010	/s/ David J. Noble

David J. Noble
Chairman/Director And Principal Executive Officer

DATE November 12, 2010	/s/ Jack C. Bridges

Jack C. Bridges
Executive Vice-President