Form 10-K
period 2010-12-31
TWENTY SERVICES INC
filed 2011-04-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    YES  ☐    NO  ☒

As of December 31, 2010, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2010, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,246,162.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2010	2009	2008	2007
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$28,520	$27,673	$26,882	30,034

Total:	$28,520	$27,673	$26,882	$30,034

Of the Registrant’s aggregate loan portfolio as of December 31, 2010 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2010	2009	2008
Interest Income	$66,052	$71,733	$78,187
Net Interest Income	$66,052	$71,733	$78,187

The Registrant utilizes the interest (accrual) method in recognizing income attributable to interest charges. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

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

Employees. During 2010 and 2009 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At December 31, 2010, the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position and one (l) of such positions was a clerical/administrative position. The Registrant considers its relationship with its employees to be good.

On February 7, 2011, Jack C. Bridges, Executive Vice-President of the Registrant, passed away. In a called meeting by the Board of Directors of the Registrant on March 25, 2011, the directors elected Shirley B. Whitaker as interim Vice-President of the Company.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on June 29, 2010. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

(b) Holder of Records. As of December 31, 2010 there were 1,620 holders of record of the outstanding Common Stock of the Registrant, and 944 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2010, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2010 and 2009, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2010		2009	2008	2007		2006
Revenues	$104,913		$123,631	$145,549	$138,285		$146,328

Net Income (Loss)	$10,486		$(47,490)	$(58,595)	$9,435		$(246)

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.01)		$(.07)	$(.07)	$(.01)		$(.05)

Total Assets	$4,558,969		$3,393,252	$3,265,101	$3,853,546		$5,086,593

Dividends Declared:
Common Stock	$0		$0	$0	$0		$0

Preferred Stock	$35,357	[1]	$35,357 [2]	$35,357 [3]	$35,357	[4]	$35,357 [5]

Total	$35,357		$35,357	$35,357	$35,357		$35,357

Book Value Per Common Share Outstanding	$2.53		$2.66	$2.67	$2.90		$2.51

1	Reflects dividend respecting Preferred Stock declared on February 28, 2011.
2	Reflects dividend respecting Preferred Stock declared on February 26, 2010.
3	Reflects dividend respecting Preferred Stock declared on February 27, 2009.
4	Reflects dividend respecting Preferred Stock declared on February 28, 2008.
5	Reflects dividend respecting Preferred Stock declared on February 28, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2010 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $10,486 in 2010 as compared to a net loss of $47,491 in 2009. General and administrative expenses decreased from $145,046 in 2009 to $117,006 in 2010.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2010. There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities			—	—

Available-for-sale securities	$4,413,260	$4,413,260	—	—

Derivatives			—	—

Venture capital investments			—	—

Total	$4,413,260	$4,413,260

11.	FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of December 31, 2010.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	79	Director and Chairman of the Board of Directors of Twenty Services, Inc. Pell City, Alabama (finance business), since 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Executive Chairman of the Board of Directors of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board and Chairman of Audit Committee	68	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management -School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980; Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

Jack C. Bridges Executive Vice-President (Deceased at February 7, 2011)	83	Executive Vice-President, Twenty Services, Inc. Pell City, Alabama since April 1997.

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

Current Remuneration. During 2010 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2010.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$37,200

REMUNERATION IN THE FUTURE. As of December 31, 2010 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 28, 2011, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 28, 2011, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2010 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

TWENTY SERVICES, INC.

By:	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Interim Vice-President

Dated: April 15, 2011

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	April 15, 2011

/s/ Dr. A. J. Strickland, III Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	April 15, 2011

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

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting—Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2010 the Company’s internal control over financial reporting is effective based on these criteria.

Date: April 15, 2011	By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

	By	/S/ SHIRLEY B. WHITAKER
Shirley B. Whitaker Interim Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2010, 2009 and 2008

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2010, 2009 and 2008

The Shareholders and the Board of Directors

Twenty Services, Inc.

Independent Auditors’ Report

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2010 and 2009 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Borland Benefield, P.C.
Borland Benefield, P.C.
Birmingham, Alabama
April 12, 2011

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$94,206	$282,011
Marketable securities	4,413,690	3,054,844
Notes receivable - related party	28,520	27,673
Deferred tax asset	—	6,171
Other assets	22,553	22,553

Total Assets	$4,558,969	$3,393,252

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$79,448	$100,383
Deferred tax liability	393,114	—

Total Liabilities	472,562	100,383

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,126,664	1,143,366
Accumulated other comprehensive income	1,422,716	609,540
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 66,744 and 65,660 shares at December 31, 2010 and 2009, respectively	(16,686)	(16,415)
Common treasury stock, at $2.50 per share; 112,472 and 111,406 shares December 31, 2010 and 2009, respectively	(281,179)	(278,514)

Net Stockholders’ Equity	4,086,407	3,292,869

Total Liabilities and Stockholders’ Equity	$4,558,969	$3,393,252

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008
Revenue
Interest	$66,052	$71,733	$78,186
Dividends	38,788	51,298	58,928
Other	73	600	8,434

Total Revenue	104,913	123,631	145,548

Operating Expenses
General and administrative	117,006	145,046	148,349

Other Income (Loss)
Gain (loss) on sale of marketable securities	13,500	(41,178)	(42,405)

Income (Loss) Before Income Taxes	1,407	(62,593)	(45,206)

Income Tax Benefits (Expense)	9,079	15,102	(13,389)

Net Income (Loss)	$10,486	$(47,491)	$(58,595)

Loss Per Common Share	$(0.01)	$(0.06)	$(0.07)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2007	$50,511	$128,307	$1,716,074	$1,305,472	$783,910	$(60,000)	$(15,358)	$(268,569)	$3,640,347

Comprehensive Income
Net Loss	—	—	—	(58,595)	—	—	—	—	(58,595)

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $166,151	—	—	—	—	(376,607)	—	—	—	(376,607)

Total Comprehensive Income	—	—	—	—	—	—	—	—	(435,202)

Purchase of Treasury Stock	—	—	—	—	—	—	(426)	(8,135)	(8,561)

Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,437)	—	—	—	—	(27,437)

Balance - December 31, 2008	50,511	128,307	1,716,074	1,219,440	407,303	(60,000)	(15,784)	(276,704)	3,169,147

Comprehensive Income
Net Loss	—	—	—	(47,491)	—	—	—	—	(47,491)

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $84,011	—	—	—	—	202,237	—	—	—	202,237

Total Comprehensive Income	—	—	—	—	—	—	—	—	154,746

Purchase of Treasury Stock	—	—	—	—	—	—	(631)	(1,810)	(2,441)

Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(28,583)	—	—	—	—	(28,583)

Balance - December 31, 2009	$50,511	$128,307	$1,716,074	$1,143,366	$609,540	$(60,000)	$(16,415)	$(278,514)	$3,292,869

Comprehensive Income
Net Income	—	—	—	10,486	—	—	—	—	10,486

Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $407,923	—	—	—	—	813,176	—	—	—	813,176

Total Comprehensive Income	—	—	—	—	—	—	—	—	823,662

Purchase of Treasury Stock	—	—	—	—	—	—	(271)	(2,665)	(2,936)

Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(27,188)	—	—	—	—	(27,188)

Balance - December 31, 2010	$50,511	$128,307	$1,716,074	$1,126,664	$1,422,716	$(60,000)	$(16,686)	$(281,179)	$4,086,407

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Interest and dividends received	$103,993	$123,031	$137,115
Other income	73	600	8,434
Cash paid to suppliers and employees	(129,923)	(151,995)	(164,666)

Net Cash Flows Used by Operating Activities	(25,857)	(28,364)	(19,117)

Cash Flows From Investing Activities
Principal collected on loans	—	—	2,258
Principal collected on held-to-maturity securities	516	515	407
Proceeds from sale of available-for-sale securities	74,744	1,081,555	354,617
Purchases of available-for-sale securities	(199,717)	(797,779)	(317,000)

Net Cash Flows Provided (Used) From Investing Activities	(124,457)	284,291	40,282

Cash Flows From Financing Activities
Preferred stock dividends paid	(34,556)	(24,936)	(25,511)
Purchase of treasury stock	(2,935)	(2,441)	(8,562)

Net Cash Flows Used by Financing Activities	(37,491)	(27,377)	(34,073)

Net Increase (Decrease) in Cash and Cash Equivalents	(187,805)	228,550	(12,908)

Cash and Cash Equivalents, Beginning of Year	282,011	53,461	66,369

Cash and Cash Equivalents, End of Year	$94,206	$282,011	$53,461

Reconciliation of Operating Income (Loss) to Net Cash From Operating Activities
Net income (loss)	$10,486	$(47,491)	$(58,595)
Adjustments to reconcile net income to net operating activities
Realized (gain) loss on sale of marketable securities	(13,500)	41,178	42,405
Net change in deferred income taxes	(6,578)	(22,834)	24,469
Decrease in accrued interest receivable	(847)	(851)	—
Increase (decrease) in accounts payable and accrued liabilities	(15,418)	1,634	(27,396)

Net Cash Flows Used by Operating Activities	$(25,857)	$(28,364)	$(19,117)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

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

The Company implemented the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, as of January 1, 2010. As of December 31, 2010, the Company had no uncertain tax positions that qualify for disclosure in the financial statements. The Company files an annual income tax return with the Internal Revenue Service and its tax returns for the year 2007 and subsequent years remain subject to examination by tax authorities.

Earnings Per Common Share – Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2010, 2009 and 2008 was 1,283,068.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Items Measured at Fair Value on a Recurring Basis

The following table presents financial assets measured at fair value on a reoccurring basis as of December 31, 2010:

	Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$4,413,260	$4,413,260	$—	$—

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

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 3 – Fair Value of Financial Instruments (continued)

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and temporary investments	$94,206	$94,206	$282,011	$282,011
Marketable securities - Held to Maturity	430	430	946	946
Notes receivable, net	28,520	28,520	27,673	27,673

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available-for-sale securities
Equity securities	$1,080,000	$2,184,770	$118,760	$3,146,010
Debt securities	1,250,606	55,219	38,575	1,267,250

Total available-for-sale securities	$2,330,606	$2,239,989	$157,335	$4,413,260

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$460	$—	$—	$460

December 31, 2009
Available-for-sale securities
Equity securities	$1,140,000	$989,360	$137,710	$1,991,650
Debt securities	1,052,003	33,214	22,969	1,062,248

Total available-for-sale securities	$2,192,003	$1,022,574	$160,679	$3,053,898

Held-to-maturity securities
Obligations of U.S. Government Corporation and Agencies	$946	$—	$—	$946

The amortized cost and aggregate fair value of debt securities at December 31, 2010 and 2009, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 4 – Marketable Securities (continued)

December 31, 2010
Corporate Due In
After 10 Years	$661,727	$706,636	$—	$—
Corporate and Municipal Holdings Due In
6-10 Years	—	—	946	946
After 10 Years	588,879	560,614	—	—

Total	$1,250,606	$1,267,250	$946	$946

December 31, 2009
Corporate Due In
After 10 Years	$609,995	$619,409	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	946	946
After 10 Years	442,008	442,839	—	—

Total	$1,052,003	$1,062,248	$946	$946

Proceeds from the sale of available-for-sale securities were $74,744 for the year ended December 31, 3010. A net gain of $13,500 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2010.

Proceeds from the sale of available-for-sale securities were $1,081,555 for the year ended December 31, 2009. A net loss of $41,178 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2009.

Note 5 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2010	2009
Finance Receivables	$28,520	$27,673

All contractual maturities of finance receivables are due in the year ended December 31, 2010.

Note 6 – Income Taxes

Temporary differences giving rise to the deferred tax liability (benefit) consist primarily of gains and losses on investments recognized for financial reporting purposes that are not recognized for tax purposes and of unused operating and capital loss carryforwards that may be applied against future taxable income.

The provision for income taxes was as follows for the years ended December 31:

	2010	2009	2008
Current
Deferred Tax Benefits (Expense)	$9,079	$15,102	$(13,389)

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 6 – Income Taxes (continued)

Deferred tax assets and liabilities at December 31 consisted of the following:

	2010	2009
Deferred Tax Assets
Net operating and capital loss carryforwards	$273,378	$264,740

	273,378	264,740

Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(666,492)	(258,569)

Net Deferred Tax Asset (Liability)	$(393,114)	$6,171

The Company has available at December 31, 2009, approximately $900,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2026.

Note 7 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2006 dividend (approximately $28,000) was declared February 2007 and paid in March 2007. The 2007 dividend (approximately $28,000) was declared February 2008 and paid in March 2008. The 2008 dividend (approximately $28,000) was declared February 2009 and paid in March 2009. The 2010 dividend (approximately $28,000) was declared February 2010 and paid in March 2010.

Note 8 – Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 54% of the Company’s outstanding common stock. The amount paid for the Holding Company’s common stock of $60,000 has been deducted from stockholders’ equity in the accompanying balance sheet.

Note 9 – Concentration of Credit Risk

The Company maintains its cash and investments with various financial institutions which, at times, may exceed federally insured limits. Management has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 10 – Related Party Transactions

At December 31, 2010 and 2009, the Company had notes receivable from an officer totaling $28,520 and $27,763, respectively. Subsequent to year end, this note was paid in full.

Note 11 – Treasury Stock

The Company purchased 1,066 shares of common stock for an aggregate purchase price of $2,665, or $2.50 per share, and 1,084 shares of its preferred stock for an aggregate purchase price of $271 or $0.25 per share, during the year ended December 31, 2010. The shares are held as common treasury stock and preferred treasury stock.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 11 – Treasury Stock (continued)

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

Note 12 – Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

Note 13 – Subsequent Events

Management has evaluated subsequent events through April 12, 2011, the date the financial statements were available to be issued.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2010

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,974,350	$2,974,350
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	29,120	29,120
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	19,440	19,440
Wells Fargo Advantage Global D	2,000	40,000	19,100	19,100
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	24,200	24,200
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	25,420	25,420
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	39,580	39,580
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	14,800	14,800

Total Equity Securities Available-for-Sale		1,080,000	3,146,010	3,146,010

Debt Securities Available-for-Sale:
New York New York Ser A1 G/O UNLTD 5%	25,000	26,770	26,844	26,844
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,883	26,572	26,572
Travis Co. TX Road G/O 4%	50,000	50,005	50,143	50,143
State Univ IA Univ Rev Rec FACS Ser S	50,000	50,000	50,552	50,552
Mobile, AL Rfdg War Ser A Cpn 5% de 2/15/27	25,000	26,692	25,265	25,265
University VT & St Agric Cllg Ser B GO 4.375% Due 10/1/27	25,000	25,492	23,470	23,470
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,005	23,813	23,813
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,727	31,138	31,138
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,662	23,617	23,617
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,294	49,332	49,332
Hartford Cnty CT MET Dist Ser B G/O Unltd Cpn 4.25 Due 7/15/32	25,000	25,621	22,667	22,667
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,396	24,622	24,622
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,242	23,069	23,069

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2010

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale: (continued)
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	$25,005	$22,240	$22,240
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,873	25,533	25,533
Olathe KS SR 215 G/O UNLTD B/E OID cpn 4.125% Due 10/1/29	25,000	25,253	22,939	22,939
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,090	22,445	22,445
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,439	23,949	23,949
Metropolitan Transn Auth NY Rev Tax cpn 6.587% Due 11/15/30	25,000	25,443	25,406	25,406
Hoover AL Brd Ed Cap Outlay Wts Cpn 4.25% Due 2/15/39	20,000	18,987	16,998	16,998
Morgan Stanley Med Term Notes Ser F Cpn	25,000	24,758	26,985	26,985
Bank of America Corp Senior Notes	25,000	23,508	26,358	26,358
JP Morgan Chase Co Senior Notes	50,000	49,954	56,116	56,116
Allstate Corp Debentures Noncall Life Cpn 6.75%	50,000	51,601	58,218	58,218
Caterpillar Financial Med Term Notes	50,000	53,665	61,494	61,494
Goldman Sachs Med Term Notes Cpn 6.75%	50,000	51,003	56,288	56,288
AFLAC Senior Notes	50,000	53,395	62,084	62,084
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	161,178	161,178
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	90,000	90,000
Loews Corp Notes Cpn 6% Due 2/1/2035	25,000	24,724	24,105	24,105
Wachovia Corp Senior Notes Cpn 5.5% due 8/1/2035	30,000	27,005	28,010	28,010
General Elec Cap Corp Medium Term Notes	50,000	47,040	55,800	55,800

Total Debt Securities Available-for-Sale		1,250,606	1,267,250	1,267,250

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	430

Total		$2,330,606	$4,413,260	$4,413,690

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2009

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$1,763,280	$1,763,280
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	20,320	20,320
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	10,700	10,700
Evergreen Global Dividend Opportunity Fund	2,000	40,000	20,480	20,480
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	22,760	22,760
Public Storage $2.45 Dep. Shs. Repstg 1/1000 A Sh. Of Eq.	3,000	60,000	76,080	76,080
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	23,830	23,830
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	31,900	31,900
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	22,300	22,300

Total Equity Securities Available-for-Sale		1,140,000	1,991,650	1,991,650

Debt Securities Available-for-Sale:
New York New York Ser A1 G/O UNLTD 5%	25,000	26,878	26,880	26,880
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,987	26,975	26,975
Travis Co. TX Road G/O 4%	50,000	50,005	50,949	50,949
State Univ IA Univ Rev Rec FACS Ser S	50,000	50,000	51,700	51,700
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,005	25,238	25,238
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,907	34,305	34,305
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,725	25,068	25,068
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,412	51,414	51,414
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,427	25,297	25,297
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,252	24,710	24,710
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	25,005	25,147	25,147

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2009

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale: (continued)
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	$26,873	$26,441	$26,441
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,090	24,051	24,051
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,439	24,664	24,664
Morgan Stanley Med Term Notes Ser F Cpn	25,000	24,758	26,429	26,429
Bank of America Corp Senior Notes	25,000	23,508	26,041	26,041
JP Morgan Chase Co Senior Notes	50,000	49,954	54,067	54,067
Allstate Corp Debentures Noncall Life Cpn 6.75%	50,000	51,601	54,562	54,562
Caterpillar Financial Med Term Notes	50,000	53,665	57,955	57,955
Goldman Sachs Med Term Notes Cpn 6.75%	50,000	51,003	55,965	55,965
AFLAC Senior Notes	50,000	53,395	57,502	57,502
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	147,695	147,695
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	88,000	88,000
General Elec Cap Corp Medium Term Notes	50,000	47,040	51,193	51,193

Total Debt Securities Available-for-Sale		1,052,003	1,062,248	1,062,248

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	946

Total		$2,192,003	$3,053,898	$3,054,844