Form 10-Q
period 2011-03-31
TWENTY SERVICES INC
filed 2011-05-10
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2011

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011 Unaudited	December 31, 2010 Audited
ASSETS
Cash and temporary investment	$75,428	94,206
Marketable securities	4,551,011	4,413,690
Notes receivables, net of allowance	28,520	28,520
Deferred tax asset	—	—
Other assets	22,553	22,553

Total assets	$4,677,512	$4,558,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$76,987	$79,448
Deferred tax liability	393,114	393,114

Total liabilities	470,101	472,562

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,124,536	1,126,664
Accumulated other comprehensive income	1,570,771	1,422,716
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(322,788)	(297,865)

Net stockholder’s equity	4,207,411	4,086,407

Total liabilities and stockholder’s equity	$4,677,512	$4,558,969

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	29,925	30,079
Expenses:
General and Administrative	32,033	25,881

Gain from operations and net income	$(2,108)	$4,198

Weighted average number of common shares outstanding	1,283,068	1,283,068

Earnings per share *	$0.00	$0.00

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Interest and dividends received	25,022	30,079
Cash paid employees and supplier	(29,572)	(25,881)

Net cash provided by (used) operating activities	(4,550)	4,198

Cash flows from investing activities
Net sale (purchase) of securities	10,695	(116,292)
Purchase of Treasury Stock	(24,923)	(1,055)

Net cash provided (used) by investing activities	(14,228)	(1,055)

Net increase (decrease) in cash	(18,778)	(117,347)

Cash and temporary investments, beginning of period	94,206	282,011

Cash and temporary investments, end of period	$75,428	$164,664

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2011 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net loss of $2,108 for the three months ended March 31, 2011, as compared to the net income of $4,198 for the corresponding 2010 period.

REVENUES

Revenues for the three months ended March 31, 2011 of $29,925 were comparable to $30,079 for the corresponding 2010 period.

EXPENSES

General and administrative expenses increased from $25,881 in 2010 to $32,033 for the corresponding 2011 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the three months ended March 31, 2011 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

FAIR VALUE MEASUREMENTS

Accounting Principles emphasize that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, Accounting Principles establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the report entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 03/31/2011	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$4,550,670

Total	$4,550,670

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2011 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

On February 28, 2011, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 31, 2011 to holders of record at February 28, 2011 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2010. On March 31, 2011, the dividend so declared was paid in the amount of approximately $31,000.00.

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

Date May 10, 2011	/s/ David J. Noble
David J. Noble
Chairman/Director And Principal Executive Officer

Date May 10, 2011	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President