Form 10-Q
period 2011-06-30
TWENTY SERVICES INC
filed 2011-08-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2011

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and temporary investment	$77,154	94,206
Marketable securities	4,452,758	4,413,690
Notes receivables, net of allowance	—	28,520
Other assets	22,553	22,553

Total assets	$4,552,465	$4,558,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$49,416	$79,448
Deferred tax liability	393,114	393,114

Total liabilities	442,530	472,562

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,087,725	1,126,664
Accumulated other comprehensive income	1,512,005	1,422,716
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(324,687)	(297,865)

Net stockholder’s equity	4,109,935	4,086,407

Total liabilities and stockholder’s equity	$4,552,465	$4,558,969

TWENTY SERVICES, INC.

STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Interest	$9,709	$6,097	$36,732	$29,994
Dividends	2,902	3,536	5,804	9,718
Other	2,468	0	2,468	0

Total revenue	15,079	9,633	45,004	39,712
Operating Expenses
General and administrative	48,971	47,296	81,004	73,177

Income (loss) from Operations	(33,892)	(37,663)	(36,000)	(33,465)
Other Income (Loss)
Gain (loss) on sale of marketable securities	(2,939)	13,500	(2,939)	13,500

Loss Before Income Taxes	$(36,831)	$(24,163)	$(38,939)	$(19,965)

Net Income (Loss)	($36,831)	$(24,163)	$(38,939)	$(19,965)

Weighted average number of shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Income (loss) per Common Shares	$(0.03)	$(0.02)	$(0.03)	$(0.02)

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Interest an dividends received	45,004	53,212
Notes receivable repayments	28,520	0
Cash paid to employers and suppliers	(50,972)	(73,177)

Net cash provided by (used) by operating activities	22,552	(19,965)

Cash flows from financing and investing activities:
Net sale (purchase of securities	22,577	(77,609)
Dividends paid	(35,359)	(34,728)
Purchase of Treasury Stock	(26,822)	(1,217)

Net cash provided (used) by investing activities	(39,604)	(113,554)

Net increase (decrease) in cash	(17,052)	(133,519)
Cash and temporary investments, beginning of period	94,206	282,011

Cash and temporary investments, end of period	$77,154	$148,492

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a net loss of $38,939 for the six months ended June 30, 2011, as compared to the net loss of $19,965 for the corresponding 2010 period.

REVENUES

Revenues for the six months ended June 30, 2011 of $45,004 were comparable to $39,712 for the corresponding 2010 period.

EXPENSES

General and administrative expenses increased to $81,004 in 2011 from $73,177 for the corresponding 2010 period. General and Administrative expenses increased in 2011 due to the timing of services provided in current year. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the six months ended June 30, 2011 the Registrant’s liquidity remained stable. Twenty Services, Inc. (“the Company”) has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 06/30/2011	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$4,452,758

Total	$4,452,758

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Twenty Services, Inc. (“The Company”) maintains internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As a small public company, Twenty Services, Inc. is subject to the internal control reporting and attestation requirements under Section 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (“Exchange Act”).

The Company has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the Securities and Exchange Commission (“SEC”) are generally designed to ensure that financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and regulations, and that such information is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

The Company’s senior management is involved in the day-to-day operations of the Company. Management’s interaction and monitoring activities evaluate recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. The Forms 10-K and 10-Q are presented to the Board of Directors for approval. Financial results and other financial information are also reviewed with the Audit Committee annually.

As required by applicable regulatory pronouncements, the CEO and CFO review and make various certifications regarding the accuracy of the Company’s periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

The Company’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by the Annual Report on Form 10-K , the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2011 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	NONE

Item 2. Changes in Securities	NONE

Item 3. Defaults Upon Senior Securities	NONE

Item 4. Submission of Matters to a Vote of Securities Holders	NONE

Item 5. Other Information:	NONE

Item	6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 CEO CERTIFICATION
31.2	SECTION 302 VP CERTIFICATION
32.1	SECTION 906 CEO CERTIFICATION
32.2	SECTION 906 VP CERTIFICATION
101	INTERACTIVE DATA FILE**

**	To be filed by amendment.

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: 08/15/2011	/s/ David J. Noble
David J. Noble
Chairman/Director And Chief Executive Officer

Date: 08/15/2011	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice President