Form 10-Q
period 2011-09-30
TWENTY SERVICES INC
filed 2011-11-09
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2011

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011 Unaudited	December 31, 2010 Audited
ASSETS
Cash and temporary investment	$134,540	94,206
Marketable securities	3,502,449	4,413,690
Notes receivables, net of allowance	00	28,520
Deferred tax asset	00	—
Other assets	22,553	22,553

Total assets	3,659,542	$4,558,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$49,408	$79,448
Deferred tax liability	134,356	393,114

Total liabilities	183,764	472,562

Stockholder’s equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,115,649	1,126,664
Accumulated other comprehensive income	849,924	1,422,716
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(324,687)	(297,865)

Net stockholder’s equity	3,475,778	4,086,407

Total liabilities and stockholder’s equity	3,659,542	$4,558,969

TWENTY SERVICES, INC.

Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Interest	$63,718	$56,468	$26,986	$26,474
Dividends	8,222	12,680	2,418	2,962
Other	2,486	0	18	0

Total revenue	74,426	69,148	29,422	29,436
Operating Expenses
General and administrative	91,528	94,303	10,524	21,126

Income (loss) from Operations	(17,102)	(25,155)	18,898	8,310
Other Income (Loss)
Gain (loss) on sale of marketable securities	6,205	13,500	9,144	0

Loss Before Income Taxes	$(10,897)	$(11,655)	$28,042	$8,310

Net Income (Loss)	$(10,897)	$(11,655)	$28,042	$8,310

Weighted average number of shares outstanding	1,283,068	1,283,068	1,283,068	1,283,068

Income (loss) per Common Shares	$(0.01)	$(0.01)	$0.02	$0.01

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Interest and dividends received	74,426	82,721
Notes receivable repayments	28,520
Cash paid employees and supplier	(61,487)	(94,303)

Net cash provided by (used) operating activities	41,459	(11,582)

Cash flows from investing activities
Net sale (purchase) of securities	61,056	(153,169)
Purchase of Treasury Stock	(26,822)	(1,675)
Preferred Stock Dividend	(35,359)	(27,187)

Net cash provided (used) by investing activities	(1,125)	(182,031)

Net increase (decrease) in cash	40,334	(193,614)

Cash and temporary investments, beginning of period	94,206	282,011

Cash and temporary investments, end of period	$134,540	$88,397

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net loss of $10,897 for the nine months ended September 30, 2011, as compared to the net loss of $11,655 for the corresponding 2010 period.

REVENUES

Revenues for the nine months ended September 30, 2011 of $74,426 were comparable to $69,148 for the corresponding 2010 period.

EXPENSES

General and administrative expenses decreased from $94,303 in 2010 to $ 91,528 for the corresponding 2011 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the nine months ended September 30, 2011 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 06/30/2011	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$3,502,448.76

Total	$3,502,448.76

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of September 30, 2011 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	NONE

Item 2. Changes in Securities	NONE

Item 3. Defaults Upon Senior Securities	NONE

Item 4. Submission of Matters to a Vote of Securities Holders	NONE

Item 5. Other Information:	NONE

Item 6. EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits:

31.1	SECTION 302 CEO CERTIFICATION
31.2	SECTION 302 VP CERTIFICATION
32.1	SECTION 906 CEO CERTIFICATION
32.2	SECTION 906 VP CERTIFICATION
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date 11/09/2011	/s/ DAVID J. NOBLE
David J. Noble
Chairman/Director And Chief Executive Officer

Date 11/09/2011	/s/ SHIRLEY B. WHITAKER
Shirley B. Whitaker
Vice-President