Form 10-K
period 2011-12-31
TWENTY SERVICES INC
filed 2012-03-13
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2011

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

As of December 31, 2011, the Registrant had issued and outstanding 1,283,068 shares of common stock, par value of $0.10 per share, and as of December 31, 2011, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $3,699,595.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2011	2010	2009	2008
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$.00	$28,520	$27,673	26,882

Total:	$.00	$28,520	$27,673	$26,882

Of the Registrant’s aggregate loan portfolio as of December 31, 2011 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2011	2010	2009
Interest Income	$70,935	$66,052	$71,733
Net Interest Income	$70,935	$66,052	$71,733

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

Employees. During 2011 and 2010 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

At December 31, 2011, the Registrant employed one (1) person who performs both executive and administrative duties. The Registrant considers its relationship with its employees to be good.

On February 7, 2011, Jack C. Bridges, Executive Vice-President of the Registrant, passed away. In a called meeting by the Board of Directors of the Registrant on March 25, 2011, the directors elected Shirley B. Whitaker as interim Vice-President of the Company.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on June 15, 2011. As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

3.	LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K, the Registrant is not a party of any legal proceedings.

4.	(RESERVED).

PART II

5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) Market Information. No broker or dealer makes an active market in the shares of Common Stock or the Series A-Preferred Stock of the Registrant. Thus, there is no established trading market for the Common Stock or the Series A-Preferred Stock of the Registrant.

(b) Holder of Records. As of December 31, 2011 there were 1,614 holders of record of the outstanding Common Stock of the Registrant, and 937 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2011, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2011 and 2010, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2011		2010		2009	2008	2007
Revenues	$112,550		$104,913		$123,631	$145,549	$138,285

Net Income (Loss)	$15,787		$10,486		$(47,490)	$(58,595)	$9,435

Earnings (Loss) per Common Share:
Net Income (Loss)	$(.01)		$(.01)		$(.07)	$(.07)	$(.01)

Total Assets	$4,057,826		$4,558,969		$3,393,252	$3,265,101	$3,853,546

Dividends Declared:
Common Stock	$0		$0		$0	$0	$0

Preferred Stock	$35,357	[1]	$35,357	[2]	$35,357 [3]	$35,357 [4]	$35,357	[5]

Total	$35,357		$35,357		$35,357	$35,357	$35,357

Book Value Per Common Share Outstanding	$2.88		$2.53		$2.66	$2.67	$2.90

1	Reflects dividend respecting Preferred Stock declared on February 28, 2011.
2	Reflects dividend respecting Preferred Stock declared on February 28, 2010.
3	Reflects dividend respecting Preferred Stock declared on February 26, 2009.
4	Reflects dividend respecting Preferred Stock declared on February 27, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2011 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $15,787 in 2011 as compared to a net income of $10,486 in 2010. General and administrative expenses increased from $117,006 in 2010 to $126,737 in 2011.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including Twenty’s Chief Executive Officer and Vice-President, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Subsequent to the filing on March 31, 2008 of the 2007 10-K, we identified that we had inadvertently omitted from the 2007 10-K management’s report on the Company’s internal control over financial reporting. This omission was remedied by the filing on August 25, 2008 of amendment No. 1 to the 2007 10-K. Twenty’s Chief Executive Officer and Chief Financial Officer reconsidered the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 (the end of its 2007 fiscal year) in light of its inadvertent omission of management’s report from the 2007 10-K. Solely as a result of this inadvertent omission of management’s report on internal control over financial reporting from the 2007 10-K, Twenty’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were not effective at the reasonable assurance level. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Vice-President, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Vice-President have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report the Company files or submits under the Exchange Act.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Chief Executive Officer and Vice-President, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2011. There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.	FAIR VALUE MEASUREMENTS

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Twenty’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities			—	—
Available-for-sale securities	$3,930,592	$2,578,394	$1,352,198	—
Derivatives			—	—
Venture capital investments			—	—

Total	$3,930,592	$2,578,394	$1,352,198

11.	FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

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

Twenty Services, Inc. has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and regulations, and that such information is communicated to management, including the Chief Executive Officer (“CEO”) and Vice-President as appropriate, to allow timely decisions regarding required disclosure.

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

As required by applicable regulatory pronouncements, the CEO and Vice-President review and make various certifications regarding the accuracy of Twenty Services’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

Part III

12.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)-(e)—Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of December 31, 2011.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	80	Director and Chairman of the Board of Directors of Twenty Services, Inc. Pell City, Alabama (finance business), since 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Executive Chairman of the Board of Directors of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board and Chairman of Audit Committee	69	Director and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management -School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980; Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

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

Current Remuneration. During 2011 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2011.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group (three (3) persons)	Directors and Officers	$9,700

REMUNERATION IN THE FUTURE. As of December 31, 2011 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David J. Noble	668,183 Indirect(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 28, 2012, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 28, 2012, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2011 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

EXHIBITS:

31.1	SECTION 302 CEO CERTIFICATION

31.2	SECTION 302 VP CERTIFICATION

32.1	SECTION 906 CEO CERTIFICATION

32.2	SECTION 906 VP CERTIFICATION

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b) Reports on Form 8-K. No report on Form 8-K was filed during the year.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TWENTY SERVICES, INC.

Dated: March 13, 2012	By:	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	March 13, 2012

/s/ Dr. A. J. Strickland, III Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	March 13, 2012

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

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting—Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2011 the Company’s internal control over financial reporting is effective based on these criteria.

Date: March 13, 2012	By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

	By	/s/ SHIRLEY B. WHITAKER
Shirley B. Whitaker Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2011, 2010 and 2009

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2011, 2010 and 2009

The Shareholders and the Board of Directors

Twenty Services, Inc.

Independent Auditors’ Report

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2011 and 2010 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Borland Benefield, P.C.

Birmingham, Alabama

March 12, 2012

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$104,672	$94,206
Marketable securities	3,930,601	4,413,690
Notes receivable - related party	—	28,520
Other assets	22,553	22,553

Total Assets	$4,057,826	$4,558,969

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$69,961	$79,448
Deferred tax liability	237,759	393,114

Total Liabilities	307,720	472,562

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized,
505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,114,595	1,126,664
Accumulated other comprehensive income	1,125,306	1,422,716
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 70,178 and 66,744 shares at December 31, 2011 and 2010, respectively	(17,543)	(16,686)
Common treasury stock, at $2.50 per share; 122,858 and 112,472 shares
December 31, 2011 and 2010, respectively	(307,144)	(281,179)

Net Stockholders’ Equity	3,750,106	4,086,407

Total Liabilities and Stockholders’ Equity	$4,057,826	$4,558,969

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009
Revenue
Interest	$70,935	$66,052	$71,732
Dividends	39,129	38,788	51,298
Other	2,486	73	600

Total Revenue	112,550	104,913	123,630
Operating Expenses
General and administrative	126,737	117,006	145,046
Other Income (Loss)
Gain (loss) on sale of marketable securities	6,205	13,500	(41,178)

Income (Loss) Before Income Taxes	(7,982)	1,407	(62,594)
Income Tax Benefits (Expense)	23,769	9,079	15,103

Net Income (Loss)	$15,787	$10,486	$(47,491)

Loss Per Common Share	$(0.01)	$(0.01)	$(0.06)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total
Balance - December 31, 2008	$50,511	$128,307	$1,716,074	$1,219,440	$407,303	$(60,000)	$(15,784)	$(276,704)	$3,169,147
Comprehensive Income
Net Loss	—	—	—	(47,491)	—	—	—	—	(47,491)
Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $84,011	—	—	—	—	202,237	—	—	—	202,237

Total Comprehensive Income	—	—	—	—	—	—	—	—	154,746
Purchase of Treasury Stock	—	—	—	—	—	—	(631)	(1,810)	(2,441)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(28,583)	—	—	—	—	(28,583)
Balance - December 31, 2009	50,511	128,307	1,716,074	1,143,366	609,540	(60,000)	(16,415)	(278,514)	3,292,869

Comprehensive Income
Net Loss	—	—	—	10,486	—	—	—	—	10,486
Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $183,036	—	—	—	—	813,176	—	—	—	813,176

Total Comprehensive Income	—	—	—	—	—	—	—	—	823,662
Purchase of Treasury Stock	—	—	—	—	—	—	(271)	(2,665)	(2,936)
Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(27,188)	—	—	—	—	(27,188)

Balance - December 31, 2010	$50,511	$128,307	$1,716,074	$1,126,664	$1,422,716	$(60,000)	$(16,686)$	(281,179)	$4,086,407

Comprehensive Income
Net Income	—	—	—	15,787	—	—	—	—	15,787
Change in Unrealized Gains on Available-for-Sale Securities, Net of Deferred Income Tax of $121,663	—	—	—	—	(297,410)	—	—	—	(297,410)

Total Comprehensive Income	—	—	—	—	—	—	—	—	(281,623)
Purchase of Treasury Stock	—	—	—	—	—	—	(857)	(25,965)	(26,822)
Dividends on Preferred Stock ($.07 Per Share)	—	—	—	(27,856)	—	—	—	—	(27,856)

Balance - December 31, 2011	$50,511	$128,307	$1,716,074	$1,114,595	$1,125,306	$(60,000)	$(17,543)	$(307,144)	$3,750,106

See accompanying notes to financial statements.

TWENTYSERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Interest and dividends received	$110,064	$103,993	$123,031
Other income	2,486	73	600
Cash paid to suppliers and employees	(133,863)	(129,923)	(151,995)

Net Cash Flows Used by Operating Activities	(21,313)	(25,857)	(28,364)

Cash Flows From Investing Activities
Principal collected on loans	28,520	—	—
Principal collected on held-to-maturity securities	421	516	515
Proceeds from sale of available-for-sale securities	112,064	74,744	1,081,555
Purchases of available-for-sale securities	(51,116)	(199,717)	(797,779)

Net Cash Flows Provided (Used) From Investing Activities	89,889	(124,457)	284,291

Cash Flows From Financing Activities
Preferred stock dividends paid	(31,288)	(34,556)	(24,936)
Purchase of treasury stock	(26,822)	(2,935)	(2,441)

Net Cash Flows Used by Financing Activities	(58,110)	(37,491)	(27,377)

Net Increase (Decrease) in Cash and Cash Equivalents	10,466	(187,805)	228,550
Cash and Cash Equivalents, Beginning of Year	94,206	282,011	53,461

Cash and Cash Equivalents, End of Year	$104,672	$94,206	$282,011

Reconciliation of Operating Income (Loss) to Net Cash From Operating Activities
Net income (loss)	$15,787	$10,486	$(47,491)
Adjustments to reconcile net income to net operating activities
Realized (gain) loss on sale of marketable securities	(6,205)	(13,500)	41,178
Net change in deferred income taxes	(24,840)	(6,578)	(22,834)
Increase (decrease) in accrued interest receivable	—	(847)	(851)
Increase (decrease) in accounts payable and accrued liabilities	(6,055)	(15,418)	1,634

Net Cash Flows Used by Operating Activities	$(21,313)	$(25,857)	$(28,364)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

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

The Company implemented the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, as of January 1, 2010. As of December 31, 2011, the Company had no uncertain tax positions that qualify for disclosure in the financial statements. The Company files an annual income tax return with the Internal Revenue Service and its tax returns for the year 2008 and subsequent years remain subject to examination by tax authorities.

Earnings Per Common Share – Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2011, 2010 and 2009 was 1,283,068.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2011, 2010 & 2009

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

Items Measured at Fair Value on a Recurring Basis

The following table presents financial assets measured at fair value on a reoccurring basis as of December 31:

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities - available-for-sale	$2,578,394	$2,578,394	$—	$—
Debt securities - available-for-sale
Municipal Bonds	670,844	—	670,844	—
Corporate Bonds	681,354	—	681,354	—

Total Available-for-sale securities	$3,930,592	$2,578,394	$1,352,198	$—

	12/31/2010
Equity securities - available-for-sale	$3,146,010	$3,146,010	$—	$—
Debt securities - available-for-sale
Municipal Bonds	560,593	—	560,593	—
Corporate Bonds	706,657	—	706,657	—

Total Available-for-sale securities	$4,413,260	$3,146,010	$1,267,250	$—

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

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2011, 2010 & 2009

Note 3 – Fair Value of Financial Instruments (continued)

•	Marketable securities held to maturity are valued at quoted market values.

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and temporary investments	$104,672	$104,672	$94,206	$94,206
Marketable securities - Held to Maturity	9	9	430	430
Notes receivable, net	—	—	28,520	28,520

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale securities
Equity securities	$1,029,335	$1,674,800	$125,741	$2,578,394
Debt securities	1,246,395	109,304	3,501	1,352,198

Total available-for-sale securities	$2,275,730	$1,784,104	$129,242	$3,930,592

Held-to-maturity securities
Obligations of U.S. Government
Corporation and Agencies	$9	$—	$—	$9

December 31, 2010
Available-for-sale securities
Equity securities	$1,080,000	$2,184,770	$118,760	$3,146,010
Debt securities	1,250,606	55,219	38,575	1,267,250

Total available-for-sale securities	$2,330,606	$2,239,989	$157,335	$4,413,260

Held-to-maturity securities
Obligations of U.S. Government
Corporation and Agencies	$430	$—	$—	$430

The amortized cost and aggregate fair value of debt securities at December 31, 2011 and 2010, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2011, 2010 & 2009

Note 4 – Marketable Securities (continued)

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
December 31, 2011
Corporate Due In
After 10 Years	$608,743	$681,354	$—	$—
Corporate and Municipal Holdings Due In
6-10 Years	—	—	9	9
After 10 Years	637,643	670,844	—	—

Total	$1,246,386	$1,352,198	$9	$9

December 31, 2010
Corporate Due In
After 10 Years	$661,727	$706,636	$—	$—
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—	430	430

After 10 Years	588,879	560,614	—	—

Total	$1,250,606	$1,267,250	$430	$430

Proceeds from the sale of available-for-sale securities were $109,600 for the year ended December 31, 2011. A net gain of $6,205 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2011.

Proceeds from the sale of available-for-sale securities were $74,744 for the year ended December 31, 2010. A net gain of $13,500 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2010.

Note 5 – Finance Receivables and Allowance for Credit Losses

Finance receivables consisted of the following at December 31:

	2011	2010
Finance Receivables	$—	$28,520

All contractual maturities of finance receivables were paid in the year ended December 31, 2011.

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

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2011, 2010 & 2009

Note 6 – Income Taxes (continued)

The provision for income taxes was as follows for the years ended December 31:

	2011	2010	2009
Current
Deferred Tax Benefits	$23,769	$9,079	$15,103

Deferred tax assets and liabilities at December 31 consisted of the following:

	2011	2010
Deferred Tax Assets
Net operating and capital loss carryforwards	$291,800	$273,378

	291,800	273,378
Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(529,559)	(666,492)

Net Deferred Tax Asset (Liability)	$(237,759)	$(393,114)

The Company has available at December 31, 2009, approximately $900,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2026.

Note 7 – Stockholders’ Equity

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The 2007 dividend (approximately $28,000) was declared February 2008 and paid in March 2008. The 2008 dividend (approximately $28,000) was declared February 2009 and paid in March 2009. The 2009 dividend (approximately $28,000) was declared February 2010 and paid in March 2010. The 2010 dividend (approximately $28,000) was declared February 2011 and paid in March 2011.

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

Note 10 – Related Party Transactions

At December 31, 2010, the Company had notes receivable from an officer totaling $28,520. This note was paid in full during the year ended December 31, 2011.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2011, 2010 & 2009

Note 11 – Treasury Stock

The Company purchased 3,431 shares of common stock for an aggregate purchase price of $8,578, or $2.50 per share, and 10,386 shares of its preferred stock for an aggregate purchase price of $18,244 or $1.75 per share, during the year ended December 31, 2011. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 1,066 shares of common stock for an aggregate purchase price of $2,665, or $2.50 per share, and 1,084 shares of its preferred stock for an aggregate purchase price of $271, or $0.25 per share, during the year ended December 31, 2010. The shares are held as common treasury stock and preferred treasury stock.

The Company purchased 724 shares of common stock for an aggregate purchase price of $1,810, or $2.50 per share, and 2,524 shares of its preferred stock for an aggregate purchase price of $631 or $0.25 per share, during the year ended December 31, 2009. The shares are held as common treasury stock and preferred treasury stock.

Note 12 – Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

ASU 2011-04 changes the wording used to describe requirements for fair value measurements to include (i) those that clarify the Board’s intent about the application of existing fair value measurements, (ii) Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 further improves consistency between disclosure requirements of U.S. GAAP and IFRS by changing certain wording. Also, ASU 2011-04 updates the requirements for measuring fair value or disclosing information about measuring fair value including (i) measuring the fair value of financial instruments that are managed by a portfolio, (ii) application of premiums and discounts in fair value measurement, and (iii) amendments to expand the disclosures about fair value measurements. The amendments will become effective during annual periods for the Company after December 15, 2011.

Note 13 – Subsequent Events

Management has evaluated subsequent events through March 12, 2012, the date the financial statements were available to be issued.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2011

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,464,800	$2,464,800
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	22,400	22,400
Wells Fargo Advantage Global D	2,000	39,907	15,180	15,180
Blackrock Preferred & Equity Advantage Trust	2,000	49,428	24,304	24,304
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	40,760	40,760
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	10,950	10,950

Total Equity Securities Available-for-Sale		1,029,335	2,578,394	2,578,394

Debt Securities Available-for-Sale:
New York New York Ser A1 G/O UNLTD 5%	25,000	26,434	29,106	29,106
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,554	29,015	29,015
Travis Co. TX Road G/O 4%	50,000	50,004	55,886	55,886
State Univ IA Univ Rev Rec FACS Ser S	50,000	50,000	54,681	54,681
Mobile, AL Rfdg War Ser A Cpn 5% de 2/15/27	25,000	26,438	27,296	27,296
University VT & St Agric Cllg Ser B GO 4.375% Due 10/1/27	25,000	25,432	26,289	26,289
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,004	26,217	26,217
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,413	34,819	34,819
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,553	25,687	25,687
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,086	52,772	52,772
Hartford Cnty CT MET Dist Ser B G/O Unltd Cpn 4.25 Due 7/15/32	25,000	25,546	25,649	25,649
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,341	26,408	26,408
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,212	25,922	25,922

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2011

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale: (continued)
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	$25,004	$25,506	$25,506
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,493	26,981	26,981
West Fargo ND PUB Sch Cpn 4.000% Due 5/1/12	25,000	25,458	25,369	25,369
Olathe KS SR 215 G/O UNLTD B/E OID cpn 4.125% Due 10/1/29	25,000	25,219	26,104	26,104
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,075	25,422	25,422
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,332	25,801	25,801
Columbus, OH City Sch District	25,000	25,595	25,445	25,445
Hoover AL Brd Ed Cap Outlay Wts Cpn 4.25% Due 2/15/39	20,000	19,009	20,246	20,246
Metropolitan Transn Auth NY Rev Tx cpn 6.587% Due 11/15/30	25,000	25,443	30,223	30,223
Morgan Stanley Med Term Notes Ser F Cpn	25,000	24,758	24,497	24,497
Bank of America Corp Senior Notes	25,000	23,824	24,435	24,435
JP Morgan Chase Co Senior Notes	50,000	49,957	56,064	56,064
Allstate Corp Debentures Noncall Life Cpn 6.75%	50,000	51,601	59,589	59,589
Caterpillar Financial Med Term Notes	50,000	53,665	64,257	64,257
Goldman Sachs Med Term Notes Cpn 6.75%	50,000	51,003	53,743	53,743
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	189,053	189,053
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	95,926	95,926
Loews Corp Notes Cpn 6% Due 2/1/2035	25,000	24,724	27,138	27,138
Wachovia Corp Senior Notes Cpn 5.5% due 8/1/2035	30,000	27,104	29,187	29,187
General Elec Cap Corp Medium Term Notes	50,000	47,040	57,465	57,465

Total Debt Securities Available-for-Sale		1,246,395	1,352,198	1,352,198

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	9

Total		$2,275,730	$3,930,592	$3,930,601

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2010

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet

Equity Securities Available-for-Sale:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,974,350	$2,974,350
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	29,120	29,120
Gramercy Capital 8.125% Cum. Per. Pref. Callable 4/18/12	1,000	25,000	19,440	19,440
Wells Fargo Advantage Gobal D	2,000	40,000	19,100	19,100
Blackrock Preferred & Equity Advantage Trust	2,000	50,000	24,200	24,200
Barclay Bank PLC 7.75% Non-Cum. Per. Pref. Callable 3/15/13	1,000	25,000	25,420	25,420
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	39,580	39,580
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	14,800	14,800

Total Equity Securities Available-for-Sale		1,080,000	3,146,010	3,146,010

Debt Securities Available-for-Sale:
New York New York Ser A1 G/O UNLTD 5%	25,000	26,770	26,844	26,844
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,883	26,572	26,572
Travis Co. TX Road G/O 4%	50,000	50,005	50,143	50,143
State Univ IA Univ Rev Rec FACS Ser S	50,000	50,000	50,552	50,552
Mobile, AL Rfdg War Ser A Cpn 5% de 2/15/27	25,000	26,692	25,265	25,265
University VT & St Agric Cllg Ser B GO 4.375% Due 10/1/27	25,000	25,492	23,470	23,470
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,005	23,813	23,813
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,727	31,138	31,138
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,662	23,617	23,617
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,294	49,332	49,332
Hartford Cnty CT MET Dist Ser B G/O Unltd Cpn 4.25 Due 7/15/32	25,000	25,621	22,667	22,667
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,396	24,622	24,622
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,242	23,069	23,069

TWENTY SERVICES, INC.

Schedule I - Marketable Securities (continued)

For the Year Ended December 31, 2010

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Market value of each issue at balance sheet date	Amount at which each portfolio of equity security issues and each other security issue is carried in the balance sheet
Debt Securities Available-for-Sale: (continued)
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	$25,005	$22,240	$22,240
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,873	25,533	25,533
Olathe KS SR 215 G/O UNL TD B/E OID cpn 4.125% Due 10/1/29	25,000	25,253	22,939	22,939
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,090	22,445	22,445
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,439	23,949	23,949
Metropolitan Transn Auth NY Rev Tax Cpn 6.587% Due 11/15/30	25,000	25,443	25,406	25,406
Hoover AL Brd Ed Cap Outlay Wts Cpn 4.25% Due 2/15/39	25,000	18,987	16,998	16,998
Morgan Stanley Med Term Notes Ser F Cpn	25,000	24,758	26,985	26,985
Bank of America Corp Senior Notes	25,000	23,508	26,358	26,358
JP Morgan Chase Co Senior Notes	50,000	49,954	56,116	56,116
Allstate Corp Debentures Noncall Life Cpn 6.75%	50,000	51,601	58,218	58,218
Caterpillar Financial Med Term Notes	50,000	53,665	61,494	61,494
Goldman Sachs Med Term Notes Cpn 6.75%	50,000	51,003	56,288	56,288
AFLAC Senior Notes	50,000	53,395	62,084	62,084
Aetna, Inc. Notes Cpn. 7.625%	150,000	156,147	161,178	161,178
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	90,000	90,000
Loews Corp Notes Cpn 6% Due 2/1/2035	25,000	24,724	24,105	24,105
Wachovia Corp Senior Notes Cpn 5.5% due 8/1/2035	30,000	27,005	28,010	28,010
General Elec Cap Corp Medium Term Notes	50,000	47,040	55,800	55,800

Total Debt Securities Available-for-Sale		1,250,606	1,267,250	1,267,250

Debt Securities Held-to-Maturity –
GNMA Mortgage Backed Certificates, Due 2012		—	—	430

Total		$2,330,606	$4,413,260	$4,413,690