Form 10-Q
period 2012-03-31
TWENTY SERVICES INC
filed 2012-05-08
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2012

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

TWENTY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012 Unaudited	December 31, 2011 Audited
ASSETS
Cash and temporary investments	$90,241	$104,672
Marketable securities	4,521,020	3,930,601

Other assets	22,553	22,553

Total assets	$4,633,814	$4,057,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$69,766	$69,961
Deferred tax liability	428,127	237,759

Total liabilities	497,893	307,720

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,101,177	1,114,595
Accumulated other comprehensive income	1,525,357	1,125,306
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(325,505)	(324,687)

Net stockholders’ equity	4,135,921	3,750,106

Total liabilities and stockholders’ equity	$4,633,814	$4,057,826

TWENTY SERVICES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$29,455	$29,925
Expenses:
General and Administrative	42,872	32,033

Gain (loss) from operations	(13,417)	(2,108)
Other comprehensive income
Change in net unrealized gains/losses	400,051	148,055

Comprehensive income	$386,634	$145,947

Weighted average number of common shares outstanding	1,283,068	1,283,068

Operating Loss per share *	$(0.01)	$(0.00)

*	After giving effect on a pro-rata basis to preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Interest and dividends received	$29,455	$25,022
Cash paid employees and supplier	(43,068)	(29,572)

Net cash provided by (used) operating activities	(13,613)	(4,550)

Cash flows from investing activities
Net sale (purchase) of securities	00	10,695
Purchase of Treasury Stock	(818)	(24,923)

Net cash provided (used) by investing activities	(818)	(14,228)

Net increase (decrease) in cash	(14,431)	(18,778)

Cash and temporary investments, beginning of period	104,672	94,206

Cash and temporary investments, end of period	$90,241	$75,428

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2012 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities and its investing activities will generate net cash flows and that its financing activities will continue to use cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net loss of $13,417 for the three months ended March 31, 2012, as compared to the net loss of $2,108 for the corresponding 2011 period.

REVENUES

Revenues for the three months ended March 31, 2012 of $29,455 were comparable to $29,925 for the corresponding 2011 period.

EXPENSES

General and administrative expenses increased from $32,033 in 2011 to $42,872 for the corresponding 2012 period.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 03/31/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$3,160,320	$1,360,700	$.00

Total	$3,160,320	$1,360,700	$.00

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Management of Twenty Services, Inc. maintains internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As a small public company Twenty Services, Inc. is subject to the internal control reporting and attestation requirements under Section 13(a)-15 and 15(d)-15 of The Securities Exchange Act of 1934.

Management has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and regulations, and that such information is communicated to management, including the Principal Executive Officer (“PEO”) who is also the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

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

As required by applicable regulatory pronouncements, the PEO who is also the CFO reviews and makes various certifications regarding the accuracy of Twenty Services’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q , the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Principal Executive Officer has concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2012 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

On February 29, 2012, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 30, 2012 to holders of record at February 29, 2012 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2011. On March 30, 2012, the dividend so declared was paid in the amount of approximately $30,000.00.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 PEO/CFO CERTIFICATION

31.2	SECTION 302 VP CERTIFICATION

32.1	SECTION 906 PEO/CFO CERTIFICATION

32.2	SECTION 906 VP CERTIFICATION

101	Interactive Data File

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 8, 2012	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer and Chief Financial Officer

Date May 8, 2012	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President