Form 10-Q
period 2012-06-30
TWENTY SERVICES INC
filed 2012-08-10
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the ]preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Par Value $0.10 per share 1,082,807 shares

TWENTY SERVICES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$71,792	$104,672
Marketable securities	4,100,643	3,930,601
Other assets	22,553	22,553

Total assets	$4,194,988	$4,057,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$45,356	$69,962
Deferred tax liability	294,649	237,759

Total liabilities	340,005	307,721

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued	50,511	50,511
Common stock, $0.10 par value, 25,000,000 shares authorized, 1,283,068 issued	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,081,710	1,114,595
Accumulated other comprehensive income	1,264,491	1,125,306
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(326,110)	(324,687)

Total stockholders’ equity	3,854,983	3,750,105

Total liabilities and stockholders’ equity	$4,194,988	$4,057,826

TWENTY SERVICES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Interest	$8,320	$9,709	$35,800	$36,732
Dividends	3,242	2,902	5,216	5,804

Total revenue	11,562	12,611	41,016	42,536
Operating Expenses
General and administrative	31,556	48,971	74,428	81,004

Operating income (loss)	(19,994)	(36,360)	(33,412)	(38,468)
Other Income (Loss)
Gain (loss) on sale of marketable securities	528	(2,939)	528	(2,939)

Loss Before Income Taxes	(19,466)	(39,299)	(32,884)	(41,407)

Income Tax Benefits (Expense)	—	—	—	—

Net Income (Loss)	$(19,466)	$(39,299)	$(32,884)	$(41,407)

Other Comprehensive Income (Loss) Unrealized gain (loss) on marketable securities and tax	(365,061)	(58,766)	139,185	89,289

Total Comprehensive Income (Loss)	$(384,527)	$(98,065)	$106,301	$47,882

Weighted average number of shares outstanding	1,082,949	1,083,561	1,083,031	1,087,109

Income (loss) per Common Shares*	$(0.04)	$(0.06)	$(0.05)	$(0.06)

*	After giving effect on a pro-rata basis to preferred dividends of $0.07 per share per annum.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:

Interest and dividends received	$11,562	$12,611	$41,016	$45,004
Notes receivable repayments	00	28,520	00	28,520
General and administrative expenses paid	(35,952)	(14,029)	(79,019)	(50,972)

Net cash provided by (used) by operating activities	(24,390)	27,102	(38,003)	22,552

Cash flows from financing and investing activities:
Net sale (purchase) of securities	26,561	11,882	26,561	22,577
Dividends paid	(20,015)	(35,359)	(20,015)	(35,359)
Purchase of Treasury Stock	(605)	(1,899)	(1,423)	(26,822)

Net cash provided (used) by investing activities	5,941	(25,376)	5,123	(39,604)

Net increase (decrease) in cash	(18,449)	1,726	(32,880)	(17,052)
Cash and temporary investments, beginning of period	90,241	75,428	104,672	94,206

Cash and temporary investments, end of period	$71,792	$77,154	$71,792	$77,154

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a net loss of $19,466 for the three months ended June 30, 2012, as compared to the net loss of $39,299 for the corresponding 2011 period. The Registrant reported a net loss of $32,884 for the six months ended June 30, 2012, as compared to a net loss of $41,407 for the corresponding 2011 period.

REVENUES

Revenues for the three months ended June 30, 2012 of $11,562 were comparable to $12,611 for the corresponding 2011 period. Revenues for the six months ended June 30, 2012 of $41,016 were comparable to $42,536 for the corresponding 2011 period.

EXPENSES

General and administrative expenses decreased from $48,971 in 2011 to $31,556 for the corresponding three months period ended June 30, 2012. General and administrative expenses decreased to $74,428 for the six months ended June 30, 2012 from $81,004 for the corresponding 2011 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the three months ended June 30, 2012 and the six months ended June 30, 2012 the Registrant’s liquidity remained stable. Twenty Services, Inc. (“the Company”) has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 06/30/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$2,743,255	$1,357,379	$.00

Total	$2,743,255	$1,357,379	$.00

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

Management has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the Securities and Exchange Commission (“SEC”) are generally designed to ensure that financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and regulations, and that such information is communicated to management, including the Principal Executive Officer (“PEO”), who is also the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

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

As required by applicable regulatory pronouncements, the PEO reviews and make various certifications regarding the accuracy of Twenty Services, Inc.’s periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q , the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer (“PEO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Principal Executive Officer (“PEO”) has concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2012 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 10, 2012	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer/Chief Financial Officer

Date: August 10, 2012	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice President