Form 10-K/A
period 2011-12-31
TWENTY SERVICES INC
filed 2012-09-14
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 13, 2012. See Note 14 (Reclassification of Fair Value Measurement Disclosures) in regards to reclassification of disclosures in previous financial statements. This information was inadvertently omitted from Form 10-K for the fiscal year ended December 31, 2011.

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

TWENTY SERVICES, INC.

Dated: September 14, 2012	By:	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	September 14, 2012

/s/ Dr. A. J. Strickland, III Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	September 14, 2012

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

Date: September 14, 2012	By	/s/ David J. Noble
David J. Noble Chairman/Director And Principal Executive Officer

	By	/s/ Shirley B. Whitaker
Shirley B. Whitaker Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2011, 2010 and 2009

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

December 31, 2011, 2010 and 2009

The Shareholders and the Board of Directors

Twenty Services, Inc.

Independent Auditors’ Report

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2011, 2010 and 2009 and the related statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

See Note 14 in regards to reclassification of disclosures in previously financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2011, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2011, 2010 and 2009 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Borland Benefield, P.C.

Birmingham, Alabama

March 12, 2012, except for Note 14, as to which the date is August 8, 2012

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

Note 14 – Reclassification of Fair Value Measurement Disclosures

Certain available for sale securities classified as fair value measurement Level I in the prior year financial statements have been reclassified to Level 2 for comparative purposes to conform to the presentation in the current year financial statements.

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