Form 10-Q
period 2012-09-30
TWENTY SERVICES INC
filed 2012-11-05
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2012

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

Par Value $0.10 per share 1,081,327 shares

TWENTY SERVICES, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$77,836	$104,672
Marketable securities	4,293,844	3,930,601
Other assets	22,553	22,553

Total assets	$4,394,233	$4,057,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$90,955	$69,962
Deferred tax liability	356,474	237,759

Total liabilities	447,429	307,721

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued	50,511	50,511
Common stock, $0.10 par value, 25,000,000 shares authorized, 1,283,068 issued	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,072,055	1,114,595
Accumulated other comprehensive income	1,369,834	1,125,306
Less investment in Twenty Services Holding	(60,000)	(60,000)
Treasury Stock	(329,977)	(324,687)

Total stockholders’ equity	3,946,804	3,750,105

Total liabilities and stockholders’ equity	$4,394,233	$4,057,826

TWENTY SERVICES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Interest	$21,345	$26,986	$57,145	$63,718
Dividends	9,344	2,418	14,559	8,222
Other	—	18	—	2,486

Total revenue	30,689	29,422	71,704	74,426
Operating Expenses
General and administrative	15,523	10,524	89,951	91,528

Operating income (loss)	15,166	18,898	(18,247)	(17,102)
Other Income (Loss)
Gain (loss) on sale of marketable securities	—	9,144	528	6,205

Loss Before Income Taxes	15,166	28,042	(17,719)	(10,897)

Income Tax Benefits (Expense)	—	—	—	—

Net Income (Loss)	$15,166	$28,042	$(17,719)	$(10,897)

Other Comprehensive Income (Loss) Unrealized gain (loss) on marketable securities, net of tax	105,343	(662,081)	244,528	(572,792)

Total Comprehensive Income (Loss)	$120,509	$(634,039)	$226,809	$(583,689)

Weighted average number of shares outstanding	1,082,067	1,083,359	1,082,631	1,086,075

Income (loss) per Common Shares*	$0.01	$0.03	$(0.04)	$(0.04)

*	After giving effect on a pro-rata basis to preferred dividends of $0.07 per share per annum.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:

Interest and dividends received	$30,688	$29,422	$71,704	$74,426
Notes receivable repayments	—		—	28,520

General and administrative expenses paid	(15,972)	(10,515)	(94,991)	(61,487)

Net cash provided by (used) by operating activities	14,716	18,907	(23,287)	41,459

Cash flows from financing and investing activities:
Net sale (purchase) of securities	—	38,479	26,561	61,056
Purchase of Treasury Stock	(3,867)	—	(5,290)	(26,822)
Dividends Paid	(4,805)	—	(24,820)	(35,359)

Net cash provided (used) by investing activities	(8,672)	00	(3,549)	(1, 125)

Net increase (decrease) in cash	6,044	57,386	(26,836)	40,334
Cash and temporary investments, beginning of period	71,792	77,154	104,672	94,206

Cash and temporary investments, end of period	$77,836	$134,540	$77,836	$134,540

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a net income of $15,166 for the three months ended September 30, 2012, as compared to the net income of $28,042 for the corresponding 2011 period. The Registrant reported a net loss of $17,719 for the nine months ended September 30, 2012, as compared to a net loss of $10,897 for the corresponding 2011 period.

REVENUES

Revenues for the three months ended September 30, 2012 of $ 30,689 were comparable to $29,422 for the corresponding 2011 period. Revenues for the nine months ended September 30, 2012 of $71,704 were comparable to $74,426 for the corresponding 2011 period.

EXPENSES

General and administrative expenses increased from $10,524 in 2011 to $15,523 for the corresponding three months period ended September 30, 2012. General and administrative expenses decreased to $89,951 for the nine months ended September 30, 2012 from $91,528 for the corresponding 2011 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

During the three months ended September 30, 2012 and the nine months ended September 30, 2012 the Registrant’s liquidity remained stable. Twenty Services, Inc. (“the Company”) has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 09/30/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$2,901,389	$1,392,455	$.00

Total	$2,901,389	$1,392,455	$.00

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer (“PEO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Principal Executive Officer (“PEO”) has concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of September 30, 2012 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 5, 2012	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer/Chief Financial Officer

Date:	November 5, 2012	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice President