Form 10-K
period 2012-12-31
TWENTY SERVICES INC
filed 2013-03-15
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8488

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    YES  ☐    NO  ☒

As of December 31, 2012, the Registrant had 1,283,068 issued and 1,081,327 outstanding shares of common stock, par value of $0.10 per share, and as of December 31, 2012, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $4,096,620.

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

Loan Portfolio. The following tabulation sets forth the outstanding balances of the Registrant’s loan portfolio as of December 31 of each year indicated below (including, if appropriate, unearned interest), classified according to the types of loans comprising the Registrant’s loan portfolio:

Type of Loans	2012	2011	2010	2009
Real Estate	$—	$—	$—	$—
Business and Miscellaneous	$.00	$00	$28,520	27,673

Total:	$.00	$00	$28,520	$27,673

Of the Registrant’s aggregate loan portfolio as of December 31, 2012 100% was secured.

Interest Income. The following tabulation sets forth certain information respecting the Registrant’s net interest income for each of the years indicated:

	2012	2011	2010
Interest Income	$65,391	$70,935	$66,052
Net Interest Income	$65,391	$70,935	$66,052

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

Employees. During 2012 and 2011 the Registrant employed two (2) persons to fill two (2) positions; one (l) of such positions was an executive position, and one (l) of such positions was a clerical/administrative position.

On February 7, 2011, Jack C. Bridges, Executive Vice-President of the Registrant, passed away. In a called meeting by the Board of Directors of the Registrant on December 30, 2011 the directors elected Shirley B. Whitaker as Vice-President of the Company.

Certain Government Regulations. The Registrant is subject to federal and state regulations relating to consumer credit financing and is subject to periodic examinations by officials of the State of Alabama charged with the responsibility of enforcing such regulations. The last examination of the Registrant by officials of the State of Alabama occurred on May 17, 2012 . As a result of such examination, the Registrant was found to be in compliance with the regulations described above, and the Board of Directors of the Registrant believes that the Registrant presently is in compliance with such regulations. No material monetary claim has been made by any borrower against the Registrant respecting failure to comply with such regulations.

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

(b) Holder of Records. As of December 31, 2012 there were 1,609 holders of record of the outstanding Common Stock of the Registrant, and 935 holders of record of the outstanding Series A-Preferred Stock of the Registrant.

(c) Dividends. During the past two (2) years, no dividends have been paid respecting the shares of Common Stock of the Registrant. Under Alabama law, cash dividends may be paid only out of earned surplus (or retained earnings) of the Registrant.

As of December 31, 2012, the Registrant has issued and outstanding 505,110 shares of Series A-Preferred Stock, consisting of four (4) series of such Preferred Stock issued in 1980, 1981, 1982 and 1985. The holders of the Series A-Preferred Stock are entitled to cumulative dividends at the rate of $.07 per share per annum before any dividend may be declared or paid respecting the shares of Common Stock of the Registrant. During 2012 and 2011, the Registrant paid a dividend of $.07 per share respecting the outstanding Series A-Preferred Stock.

The Registrant intends, to the extent that future earnings and its capital surplus permit, to pay dividends respecting the shares of Series A-Preferred Stock. The Registrant believes it is unlikely that dividends will be paid in the future respecting the shares of Common Stock of the Company, although such payment will depend upon the future earnings and business prospects of the Registrant.

SELECTED FINANCIAL DATA

The following tabulation sets forth certain financial information respecting the Registrant.

	2012		2011		2010		2009
Revenues	$170,651		$112,550		$104,913		$123,631

Net Income (Loss)	$37,064		$15,787		$10,486		$(47,490)

Earnings (Loss) per Common Share:
Net Income (Loss)	$.01		$(.01)		$(.07)		$(.07)

Total Assets	$4,553,074		$4,057,826		$4,558,969		$3,393,252

Dividends Declared:
Common Stock	$0		$0		$0		$0

Preferred Stock	$24,822	[1]	$27,856	[2]	$27,188	[3]	$35,357 [4]

Total	$24,822		$27,856		$27,188		$35,357

Book Value Per Common Share Outstanding	$3.80		$2.88		$2.53		$2.66

1	Reflects dividend respecting Preferred Stock declared on February 28, 2012.
2	Reflects dividend respecting Preferred Stock declared on February 28, 2011.
3	Reflects dividend respecting Preferred Stock declared on February 26, 2010.
4	Reflects dividend respecting Preferred Stock declared on February 27, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During 2012 the Registrant’s liquidity remained virtually unchanged. The Company has no notes payable nor long term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short term liquidity needs. Should long term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current abilities to generate liquidity.

The Company anticipates that its operating activities and investing activities will continue to generate positive net cash flows and that its financing activities will continue to use cash flows.

Results of Operations. The Registrant reported a net income of $37,064 in 2012 as compared to a net income of $15,787 in 2011. General and administrative expenses increased from $126,737 in 2011 to $133,587 in 2012.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$4,440,300	$3,038,650	1,401,650	—

Total	$4,440,300	$3,038,650	1,401,650	—

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant are set forth at page F-3 through F-15 hereof and are incorporated herein by reference.

9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no disagreement between the Registrant and its independent certified public accountants respecting any matter of disclosure, during the past twenty-four (24) months.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including Twenty’s Principal Executive Officer (“PEO”) who is also the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer, who is also the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Principal Executive Officer (“PEO”) who is also Chief Financial Officer has concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report the Company files or submits under the Exchange Act.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Twenty’s Principal Executive Officer (“PEO”) who is also the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2012. There were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2011, the FASB issued an ASU that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to present the total of comprehensive income (loss), the components of net income, and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income (loss) along with a total for other comprehensive income (loss) and a total amount for comprehensive income (loss). This ASU became effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012.

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

As required by applicable regulatory pronouncements, the Principal Executive Officer (“PEO”) who is also the Chief Financial Officer (“CFO”) reviews and makes various certifications regarding the accuracy of Twenty Services’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

Part III

12.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)-(e) - Identification of Directors and Executive Officers and Other Matters. The following tabulation sets forth certain information respecting the persons who are serving as the directors and executive officers of the Registrant as of December 31, 2012.

Names and Positions with the Registrant	Age	Material Occupations And Positions During The last five (5) years
David J. Noble Chairman of the Board	81	Director and Chairman of the Board of Directors of Twenty Services, Inc. Pell City, Alabama (finance business), since 1979. Chairman of the Board of Directors, Treasurer and Director, Twenty Services Holding, Inc. Pell City, Alabama (holding company) since 1979; Executive Chairman of the Board of Directors of American Equity Investment Life Holding Company Des Moines, Iowa since 1995.

Dr. A. J. Strickland, III Vice-Chairman of the Board and Chairman of Audit Committee	70	Director, Chairman of Audit Committee and Vice-Chairman of the Board of Directors of Twenty Services, Inc., Pell City, Alabama (general finance business), since 1977; Director, Twenty Services Holding, Inc., Pell City, Alabama (holding company), since 1979; Professor of Strategic Management - School of Commerce, University of Alabama, Tuscaloosa, Alabama since 1980; Director, American Equity Investment Life Holding Company, Des Moines, Iowa, since 1995.

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

Current Remuneration. During 2012 no officer or director of the Registrant received aggregate direct remuneration from the Registrant in excess of $60,000. The following tabulation sets forth certain information concerning all remuneration paid by the Registrant to all officers and directors of the Registrant during the year ended December 31, 2012.

Name of Individuals or Number of Persons In Group	Capacities which served	Salaries and Directors’ Fees
All directors and officers as a group three (3) persons)	Directors and Officers	$7,200

REMUNERATION IN THE FUTURE. As of December 31, 2012 no officer or director of the Registrant has any contract or other arrangement with the Registrant relating to any future remuneration, except that as long as such officers and directors continue to serve in such capacity, they will receive from the Registrant the customary fees and salaries at a rate to be agreed upon by the Registrant and such persons.

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

Title of Class	Name of Beneficial Owner	Approximate Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	David J. Noble	668,183 Indirect	(1)	52.29%
Common Stock	A.J. Strickland, III	49,638 Indirect	(1)	3.88%
Common Stock	All directors and executive officers as a group (3) persons	717,821 Indirect	(1)	56.18%

(l)	Reflects each person’s interest in the shares of common stock of the Registrant owned by Twenty Services Holding, Inc. based upon such person’s ownership of the outstanding shares of common stock of Twenty Services Holding, Inc. as of February 28, 2013, excluding 6,000 shares of common stock of Twenty Services Holding, Inc. held by the Registrant. Twenty Services Holding, Inc. owns 725,267 shares or approximately 57% of the outstanding shares of common stock.

As of February 28, 2013, all officers and directors of the Registrant as a group beneficially owned, based upon their ownership of the outstanding common stock of Twenty Services Holding, Inc. (“Holding”), and excluding adjustment for the shares of common stock of Holding, held by the Registrant, 717,821 shares of common stock of the Registrant, or approximately 56% of the outstanding common stock of the Registrant as of such date.

(c) Changes in Control. There are no arrangements known to the Registrant which subsequently could result in a change of control of the Registrant.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions during 2012 nor are there any currently proposed transactions between any pension, retirement, savings or similar plan of the Registrant and its affiliates, on the other hand, and the Registrant and its affiliates, any officer, director or principal stockholder of the Registrant, or any person who has been nominated as a director of the Registrant, on the other hand.

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

TWENTY SERVICES, INC.

By:	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President

Dated: March 15, 2013

SIGNATURE	CAPACITY	DATE

/s/ David J. Noble David J. Noble	Chairman and Director and Principal Executive Officer of The Registrant	March 15, 2013

/s/ Dr. A. J. Strickland, III Dr. A. J. Strickland, III	Vice-Chairman and Director of Twenty Services, Inc. (The Registrant)	March 15, 2013

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

Twenty Services, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control Over Financial Reporting - Guidance For Small Public Companies.

Based upon our assessment, we believe and assert that, as of December 31, 2012 the Company’s internal control over financial reporting is effective based on these criteria.

Date: March 15, 2013	By	/S/ DAVID J. NOBLE
David J. Noble Chairman/Director And Principal Executive Officer

	By	/S/ SHIRLEY B. WHITAKER
Shirley B. Whitaker Vice-President

TWENTY SERVICES, INC.

Financial Statements

and

Financial Statement Schedule

For the Years Ended

December 31, 2012, 2011 and 2010

TWENTY SERVICES, INC.

Index to Financial Statements and Financial Statement Schedule

For the Year Ended December 31, 2012

Independent Auditors’ Report

The Shareholders and the Board of Directors

Twenty Services, Inc.

We have audited the accompanying balance sheets of Twenty Services, Inc. (the Company) as of December 31, 2012, 2011 and 2010 and the related statements of income and comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twenty Services, Inc. at December 31, 2012, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of marketable securities for the years ended December 31, 2012 and 2011 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Borland Benefield, P.C.
Birmingham, Alabama
February 22, 2013

TWENTY SERVICES, INC.

Balance Sheets

	December 31,
	2012	2011

Assets
Cash and cash equivalents	$90,221	$104,672
Marketable securities	4,440,300	3,930,601
Other assets	22,553	22,553

Total Assets	$4,553,074	$4,057,826

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$48,648	$69,961
Deferred tax liability	375,138	237,759

Total Liabilities	423,786	307,720

Stockholders’ Equity
Preferred stock, $.10 par value, 7% cumulative, 2,500,000 shares authorized, 505,110 shares issued	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,126,837	1,114,595
Accumulated other comprehensive income	1,497,626	1,125,306
Less: Investment in Twenty Services Holding, Inc.	(60,000)	(60,000)
Preferred treasury stock, at $.25 per share; 70,941 and 69,741 in 2012 and 2011 respectively	(17,843)	(17,543)
Common treasury stock, at $2.50 per share; 201,741 and 199,709 in 2012 and 2011 respectively	(312,224)	(307,144)

Net Stockholders’ Equity	4,129,288	3,750,106

Total Liabilities and Stockholders’ Equity	$4,553,074	$4,057,826

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2012	2011	2010

Revenue
Interest	$65,391	$70,935	$66,051
Dividends	53,422	39,129	38,788
Other	51,310	2,486	73

Total Revenue	170,123	112,550	104,912

Operating Expenses
General and administrative	133,587	126,737	117,006

Other Income (Loss)
Gain (loss) on sale of marketable securities	528	6,205	13,500

Income (Loss) Before Income Taxes	37,064	(7,982)	1,406

Income Tax Benefits (Expense)	—	23,769	9,080

Net Income	$37,064	$15,787	$10,486

Other Comprehensive Income (net of tax)
Unrealized gains on marketable securities:
Change in unrealized gains (losses)	510,227	(427,918)	1,220,889
Less: reclassification adjustment for net gains included in net income	(528)	(6,205)	(13,500)

Other comprehensive income	509,699	(434,123)	1,207,389

Income tax related to other comprehensive income	(137,379)	136,713	(394,213)

Other comprehensive income - after tax	372,320	(297,410)	813,176

Comprehensive Income	$409,384	$(281,623)	$823,662

Earnings (Loss) Per Common Share	$0.01	$(0.01)	$(0.02)

See accompanying notes to financial statements.

TWENTY SERVICES, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock $.10	Common Stock $.10	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Investment in Twenty Services Holding, Inc.	Preferred Treasury Stock	Common Treasury Stock	Total

Balance - December 31, 2009	$50,511	$128,307	$1,716,074	$1,143,366	$609,540	$(60,000)	$(16,415)	$(278,514)	$3,292,869

Net Income	—	—	—	10,486	—	—	—	—	10,486
Other Comprehensive Income	—	—	—	—	813,176	—	—	—	813,176
Purchase of Treasury Stock	—	—	—	—	—	—	(271)	(2,665)	(2,936)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,188)	—	—	—	—	(27,188)

Balance - December 31, 2010	$50,511	$128,307	$1,716,074	$1,126,664	$1,422,716	$(60,000)	$(16,686)	$(281,179)	$4,086,407

Net Income	—	—	—	15,787	—	—	—	—	15,787
Other Comprehensive Income (Loss)					(297,410)				(297,410)
Purchase of Treasury Stock							(857)	(25,965)	(26,822)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(27,856)	—	—	—	—	(27,856)

Balance - December 31, 2011	$50,511	$128,307	$1,716,074	$1,114,595	$1,125,306	$(60,000)	$(17,543)	$(307,144)	$3,750,106

Net Income	—	—	—	37,064	—	—	—	—	37,064
Other Comprehensive Income					372,320				372,320
Purchase of Treasury Stock							(300)	(5,080)	(5,380)
Dividends on Preferred Stock, ($.07 Per Share)	—	—	—	(24,822)	—	—	—	—	(24,822)

Balance - December 31, 2012	$50,511	$128,307	$1,716,074	$1,126,837	$1,497,626	$(60,000)	$(17,843)	$(312,224)	$4,129,288

TWENTY SERVICES, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010

Cash Flows From Operating Activities
Interest and dividends received	$118,813	$110,064	$103,993
Other income	—	2,486	73
Cash paid to suppliers and employees	(129,623)	(133,863)	(129,923)

Net Cash Flows Used by Operating Activities	(10,810)	(21,313)	(25,857)

Cash Flows From Investing Activities
Principal collected on loans	—	28,520	—
Principal collected on held-to-maturity securities	—	421	516
Proceeds from sale of available-for-sale securities	26,561	112,064	74,744
Purchases of available-for-sale securities	—	(51,116)	(199,717)

Net Cash Flows Provided (Used) by Investing Activities	26,561	89,889	(124,457)

Cash Flows From Financing Activities
Preferred stock dividends paid	(24,822)	(31,288)	(34,556)
Purchase of treasury stock	(5,380)	(26,822)	(2,935)

Net Cash Flows Used by Financing Activities	(30,202)	(58,110)	(37,491)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,451)	10,466	(187,805)

Cash and Cash Equivalents, Beginning of Year	104,672	94,206	282,011

Cash and Cash Equivalents, End of Year	$90,221	$104,672	$94,206

Reconciliation of Operating Income (Loss) to Net Cash From Operating Activities
Net income (loss)	$37,064	$15,787	$10,486
Adjustments to reconcile net income to net operating activities
Noncash other income	(51,310)	—	—
Realized (gain) loss on sale of marketable securities	(528)	(6,205)	(13,500)
Net change in deferred income taxes	—	(24,840)	(6,578)
Increase (decrease) in accrued interest receivable	—	—	(847)
Increase (decrease) in accounts payable and accrued liabilities	3,964	(6,055)	(15,418)

Net Cash Flows Used by Operating Activities	$(10,810)	$(21,313)	$(25,857)

TWENTY SERVICES, INC.

Notes to Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

Note 1 – Nature of Operations, Risks and Uncertainties

Twenty Services, Inc. (the Company) is primarily engaged in the general finance business with its main source of revenue generated from earnings on loans made and investments in marketable securities. The Company grants commercial and personal real estate, general business, and personal loans to customers located primarily in Alabama. The Company seeks to secure its loan portfolio with various types of collateral, including mortgages and security interests in equipment and other property with a significant concentration in loans collateralized by residential real estate.

Note 2 – Accounting Policies

Income Recognition – Interest income and dividends on securities are recognized in income on an accrual basis. Interest income from finance receivables is recognized by Twenty Services, Inc. (the Company) using the interest (accrual) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more and resumed when the loan becomes contractually current.

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

Marketable Securities – Management determines the appropriate classification of its investment in fixed income and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company’s securities are classified as available-for-sale and accounted for as follows:

•	Securities Available-for-Sale – Corporate and municipal bonds, mutual funds, preferred stocks, and common stocks are reported at fair value.

Declines in the fair value of available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value. The write-downs are included in earnings as realized losses.

Unrealized holding gains and losses, net of deferred income taxes, on securities available-for-sale are reported as other comprehensive income items and shown at their net amount in a separate component of stockholders’ equity until realized.

Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Income Taxes – Deferred income taxes are recognized for the effects of temporary differences between financial statement and tax reporting.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2012, 2011 and 2010

Note 2 – Accounting Policies (continued)

The Company implemented the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, as of January 1, 2010. As of December 31, 2012, the Company had no uncertain tax positions that qualify for disclosure in the financial statements. The Company files an annual income tax return with the Internal Revenue Service, and its tax returns for the year 2009 and subsequent years remain subject to examination by tax authorities.

Comprehensive Income – Changes in unrealized gain and loss on available-for-sale securities is the only component of accumulated other comprehensive income for the Company.

Earnings Per Common Share – Earnings per common share are determined by dividing net income (loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for each of the years ended December 31, 2012, 2011 and 2010 was 1,081,327, 1,083,359 and 1,093,745 respectively.

Note 3 – Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2

Inputs to the valuation methodology include

•      quoted prices for similar assets or liabilities in active markets;

•      quoted prices for identical or similar assets or liabilities in inactive markets;

•      inputs other than quoted prices that are observable for the asset or liability;

•      inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2012, 2011 and 2010

Note 3 – Fair Value Measurements (continued)

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.

Common & preferred stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

Corporate & municipal bonds: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

Mutual funds: Valued at the daily closing price as reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily NAV and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

Items Measured at Fair Value on a Recurring Basis

The following table presents financial assets measured at fair value on a reoccurring basis as of December 31:

		Fair Value Measurements at Reporting Date Using
Description	12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock	$2,893,770	$2,893,770	$—	$—
Preferred stock	92,200	92,200
Mutual funds	52,680	52,680	—	—
Fixed income	1,401,650	—	1,401,650	—

Total Available-for-sale Securities	$4,440,300	$3,038,650	$1,401,650	$—

	12/31/2011
Common stock	$2,464,800	$2,464,800	$—	$—
Preferred stock	63,170	63,170
Mutual funds	50,430	50,430	—	—
Fixed income	1,352,201	—	1,352,201	—

Total Available-for-sale Securities	$3,930,601	$2,578,400	$1,352,201	$—

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments as disclosed herein:

•

Short-term financial instruments are carried at their carrying amounts reported in the balance sheet that are reasonable estimates of fair values due to the relatively short period to maturity of the instruments. This approach applies to cash and temporary investments, notes receivable and other receivables.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2012, 2011 and 2010

Note 3 – Fair Value Measurements (continued)

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Cash Equivalents	$90,221	$90,221	$104,672	$104,672

Note 4 – Marketable Securities

The amortized cost and aggregate fair values of investments in securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Common stock	$790,000	$2,103,770	$—	$2,893,770
Preferred stock	95,875	1,405	(5,080)	92,200
Mutual funds	139,331		(86,651)	52,680
Fixed income	1,219,448	183,629	(1,427)	1,401,650

Total Available-for-sale Securities	$2,244,654	$2,288,804	$(93,158)	$4,440,300

December 31, 2011
Common stock	$790,000	$1,674,800	$—	$2,464,800
Preferred stock	100,000		(36,830)	63,170
Mutual funds	139,331	—	(88,901)	50,430
Fixed income	1,246,395	109,045	(3,239)	1,352,201

Total Available-for-sale securities	$2,275,726	$1,783,845	$(128,970)	$3,930,601

The amortized cost and aggregate fair value of fixed income securities at December 31, 2012 and 2011, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

	Available-for-Sale
	Amortized Cost	Market Value
December 31, 2012
Corporate due after 10 years	$608,980	$727,394
Corporate and Municipal Holdings Due In
6-10 Years	—	—
After 10 Years	610,468	674,256

Total	$1,219,448	$1,401,650

December 31, 2011
Corporate due after 10 years	$608,752	$681,357
U.S. Government Corporations and Agencies Due In
6-10 Years	—	—
After 10 Years	637,643	670,844

Total	$1,246,395	$1,352,201

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2012, 2011 and 2010

Note 4 – Marketable Securities (continued)

Proceeds from the sale of available-for-sale securities were $26,561 for the year ended December 31, 2012. A net gain of $528 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2012.

Proceeds from the sale of available-for-sale securities were $112,064 for the year ended December 31, 2011. A net gain of $6,205 was realized. There were no sales of held-to-maturity securities for the year ended December 31, 2011.

Note 5 – Finance Receivables and Allowance for Credit Losses

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

The provision for income taxes was as follows for the years ended December 31:

	2012	2011	2010
Current
Deferred Tax Benefits	$—	$23,769	$9,079

Deferred tax assets and liabilities at December 31 consisted of the following:

	2012	2011
Deferred Tax Assets
Net operating and capital loss carryforwards	$283,555	$291,800

Deferred Tax Liability
Net unrealized gain on available-for-sale securities	(658,693)	(529,559)

Net Deferred Tax Asset (Liability)	$(375,138)	$(237,759)

The Company has available at December 31, 2012, approximately $900,000 of unused operating and capital loss carryforwards that may be applied against future taxable income and that expire in various years from 2013 to 2033.

Note 7 – Preferred Dividends

The preferred stock has a cumulative dividend of $.07 per share and is redeemable at the Company’s option of $1.05 per share. In the event of liquidation, the preferred stockholders receive $1.05 per share before any distributions are made to common stockholders. The dividend record date is February and dividends are paid in March of each year.

Note 8 – Investment in Twenty Services Holding, Inc.

The Company owns 6,000 shares of common stock of Twenty Services Holding, Inc. (the Holding Company), a holding company that owns approximately 67% of the Company’s outstanding common stock. The amount paid for the Holding Company’s common stock of $60,000 has been deducted from stockholders’ equity in the accompanying balance sheet.

TWENTY SERVICES, INC.

Notes to Financial Statements (continued)

For the Years Ended December 31, 2012, 2011 and 2010

Note 9 – Concentration of Credit Risk

The Company maintains its cash and investments with various financial institutions which, at times, may exceed federally insured limits. Management has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 10 – Treasury Stock

The Company purchased 2,032 shares of common stock for an aggregate purchase price of $5,080, or $2.50 per share, and 1,200 shares of its preferred stock for an aggregate purchase price of $300 or $0.25 per share, during the year ended December 31, 2012.

The Company purchased 10,693 shares of common stock for an aggregate purchase price of $26,732.50, or $2.50 per share, and 3,431 shares of its preferred stock for an aggregate purchase price of $857.75 or $0.25 per share, during the year ended December 31, 2011.

The Company purchased 1,066 shares of common stock for an aggregate purchase price of $2,665, or $2.50 per share, and 1,084 shares of its preferred stock for an aggregate purchase price of $271, or $0.25 per share, during the year ended December 31, 2010.

The shares are held as common treasury stock and preferred treasury stock.

Note 11 – Recently Adopted Accounting Principles

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

In June 2011, the FASB issued an ASU that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to present the total of comprehensive income (loss), the components of net income, and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income (loss) along with a total for other comprehensive income (loss) and a total amount for comprehensive income (loss). This ASU became effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012.

Note 12 – Subsequent Events

Management has evaluated subsequent events through February 22, 2013, the date the financial statements were available to be issued.

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2012

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Fair Market value of each issue at balance sheet date

Common Stock:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,893,770

Total Common Stock		790,000	2,893,770
Mutual Funds:
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	10,080
Blackrock Preferred & Equity Advantage Trust	2,000	49,424	27,460
Wells Fargo Advantage Global D	2,000	39,907	15,140

Total Mutual Funds		139,331	52,680
Preferred Stock:
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	45,875	47,280
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	44,920

Total Preferred Stock		95,875	92,200
Fixed Income:
Municipal Holdings
New York New York Ser A1 G/O UNLTD 5%	25,000	26,198	29,175
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,324	29,061
Travis Co. TX Road G/O 4% Due 3/1/23	50,000	50,003	56,232
State Univ IA Univ Rev Rec FACS Ser S Cpn 4.25% Due 7/1/24	50,000	50,000	55,601
Mobile, AL Rfdg War Ser A Cpn 5% de 2/15/27	25,000	26,260	28,177
University VT & St Agric Cllg Ser B GO 4.375% Due 10/1/27	25,000	25,390	27,533
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,190	27,052
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,004	27,890
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,290	28,562
Olathe KS SR 215 G/O UNLTD B/E OID cpn 4.125% Due 10/1/29	25,000	25,194	27,394
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,150	40,050
West Fargo ND PUB Sch Cpn 4.000% Due 5/1/12	25,000	25,416	27,080
Hartford Cnty CT MET Dist Ser B G/O Unltd Cpn 4.25 Due 7/15/32	25,000	25,482	27,090
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	50,911	56,177
Columbus, OH City Sch District Cpn 4.625% Due 12/1/33	25,000	25,545	27,388
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,067	27,033
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,274	26,951
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	25,004	27,122
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,295	27,337
Hoover AL Brd Ed Cap Outlay Wts Cpn 4.25% Due 2/15/39	20,000	19,028	21,341
Metropolitan Transn Auth NY Rev Tx cpn 6.587% Due 11/15/30	25,000	25,443	30,010

Total Municipal Holdings		610,468	674,256

Corporate Holdings
Morgan Stanley Med Term Notes Ser F Cpn 6.25% Due 8/28/17	25,000	24,758	28,696
Bank of America Corp Senior Notes Cpn 6.00% Due 9/1/17	25,000	23,997	29,302
JP Morgan Chase Co Senior Notes Cpn 6.00% Due 1/15/18	50,000	49,954	59,731
Allstate Corp Debentures Noncall Life Cpn 6.75% Due 5/15/18	50,000	51,601	63,299
Caterpillar Financial Med Term Notes Cpn 7.150% Due 2/15/19	50,000	53,665	65,480
Goldman Sachs Med Term Notes Cpn 6.75% Due 5/5/19	50,000	51,003	59,274
Aetna, Inc. Notes Cpn. 7.625% Due 8/15/26	150,000	156,147	195,368
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	97,500
General Elec Cap Corp Medium Term Notes Cpn 6.75% Due	50,000	47,040	65,003
Loews Corp Notes Cpn 6% Due 2/1/2035	25,000	24,724	29,283
Wachovia Corp Senior Notes Cpn 5.5% due 8/1/2035	30,000	27,164	34,458

Total Corporate Holdings		608,980	727,394

Total Fixed Income		1,219,448	1,401,650

Total Marketable Securities - Available for Sale		$2,244,654	$4,440,300

TWENTY SERVICES, INC.

Schedule I - Marketable Securities

For the Year Ended December 31, 2011

Name of issuer and title of each issue	Number of shares or units - principal amount of bonds and notes	Cost of each issue	Fair Market value of each issue at balance sheet date

Common Stock:
American Equity Investment Life Holding Company (AEL)	237,000	$790,000	$2,464,800

Total Common Stock		790,000	2,464,800
Mutual Funds:
Alpine Total Dynamic Dividend Fund SBI	2,500	50,000	10,950
Blackrock Preferred & Equity Advantage Trust	2,000	49,424	24,300
Wells Fargo Advantage Global D	2,000	39,907	15,180

Total Mutual Funds		139,331	50,430
Preferred Stock:
NorthStar Realty 8.25% Cum. Per. Pref. Ser. Callable 2/7/12	2,000	50,000	40,750
Royal Bank of Scotland 6.125% Ser R Callable 12/30/11	2,000	50,000	22,420

Total Preferred Stock		100,000	63,170
Fixed Income:
Municipal Holdings
New York New York Ser A1 G/O UNLTD 5%	25,000	26,434	29,106
Northwest TX INDPT Sch Dist Sch BLDG G/O 5%	25,000	26,554	29,015
Travis Co. TX Road G/O 4% Due 3/1/23	50,000	50,004	55,886
State Univ IA Univ Rev Rec FACS Ser S Cpn 4.25% Due 7/1/24	50,000	50,000	54,681
Mobile, AL Rfdg War Ser A Cpn 5% de 2/15/27	25,000	26,438	27,296
University VT & St Agric Cllg Ser B GO 4.375% Due 10/1/27	25,000	25,432	26,289
Minnesota St Sere 2009B G/O Cpn 4.0% Due 8/1/28	25,000	25,004	26,217
Omaha Neb Ser A G/O Cpn 6.5% Due 12/1/30	25,000	32,413	34,819
Washington St. Var PURP Ser F G/O Cpn 4.5% Due 7/1/32	25,000	25,553	25,687
Keller Tx Indpt Sch Dist Sch Bldg Cpn 4.75% Due 8/15/32	50,000	51,086	52,772
Hartford Cnty CT MET Dist Ser B G/O Unltd Cpn 4.25 Due 7/15/32	25,000	25,546	25,649
Saratoga Cnty NY PUB Imp Ser A G/O Cpn 4.75% Due 7/15/38	25,000	25,341	26,408
Iowa St Univ Sci & Tech Acad Bldg Cpn 4.0% 7/1/28	25,000	25,212	25,922
State Univ IA Univ Rev Ath Facs Ser S Cpn 4.35% Due 7/1/35	25,000	$25,004	$25,506
Miami-Dade Cnty Fl Bldg Ser B-1 G/O Cpn 5.375% Due 7/1/29	25,000	26,493	26,981
West Fargo ND PUB Sch Cpn 4.000% Due 5/1/12	25,000	25,458	25,369
Olathe KS SR 215 G/O UNLTD B/E OID cpn 4.125% Due 10/1/29	25,000	25,219	26,104
Tacoma WA Recovery Zone G/O Cpn 4.625% Due 12/1/34	25,000	25,075	25,422
Texas St Trans Comm Mobility G/O Cpn 4.50% Due 4/1/35	25,000	25,332	25,801
Columbus, OH City Sch District Cpn 4.625% Due 12/1/33	25,000	25,595	25,445
Hoover AL Brd Ed Cap Outlay Wts Cpn 4.25% Due 2/15/39	20,000	19,009	20,246
Metropolitan Transn Auth NY Rev Tx cpn 6.587% Due 11/15/30	25,000	25,441	30,223

Total Municipal Holdings		637,643	670,844

Corporate Holdings
Morgan Stanley Med Term Notes Ser F Cpn 6.25% Due 8/28/17	25,000	24,758	24,497
Bank of America Corp Senior Notes Cpn 6.00% Due 9/1/17	25,000	23,824	24,435
JP Morgan Chase Co Senior Notes Cpn 6.00% Due 1/15/18	50,000	49,957	56,064
Allstate Corp Debentures Noncall Life Cpn 6.75% Due 5/15/18	50,000	51,601	59,589
Caterpillar Financial Med Term Notes Cpn 7.150% Due 2/15/19	50,000	53,665	64,257
Goldman Sachs Med Term Notes Cpn 6.75% Due 5/5/19	50,000	51,003	53,743
Aetna, Inc. Notes Cpn. 7.625% Due 8/15/26	150,000	156,147	189,053
Land O Lakes Cap Trst I 144 B/E Cpn 7.45% Due 3/15/28	100,000	98,927	95,926
General Elec Cap Corp Medium Term Notes Cpn 6.75% Due	50,000	47,040	57,465
Loews Corp Notes Cpn 6% Due 2/1/2035	25,000	24,724	27,138
Wachovia Corp Senior Notes Cpn 5.5% due 8/1/2035	30,000	27,106	29,190

Total Corporate Holdings		608,752	681,357

Total Fixed Income		1,246,395	1,352,201

Total Marketable Securities - Available for Sale		$2,275,726	$3,930,601