Form 10-Q
period 2013-03-31
TWENTY SERVICES INC
filed 2013-05-08
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2013

Commission File No. 0-8488

TWENTY SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

ALABAMA	63-0372577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

20 Cropwell Drive, Suite 100	Pell City, Alabama 35128
(Address or principal executive offices)	(City, State, Zip)

Registrant’s telephone number, including area code 205-884-7932

Securities registered pursuant to Section 12(g) of the Act;

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

As of March 31, 2013, the Registrant had 1,283,068 issued and 1,081,327 outstanding shares of common stock, par value of $0.10 per share, and as of March 31, 2013, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $4,483,662. Documents incorporated by reference: NONE

*	Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

TWENTY SERVICES, INC.

BALANCE SHEET

	March 31, 2013	December 31, 2012
ASSETS
Cash and temporary investment	$59,189	$90,221
Marketable securities	5,065,704	4,440,300
Other assets	22,553	22,553

Total assets	$5,147,446	$4,553,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$49,295	$48,648
Accrued dividends payable	26,786	—
Deferred tax liability	555,111	375,138

Total liabilities	631,192	423,786
Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued and outstanding	50,511	50,511
Common stock, $.10 par value, 25,000,000 shares authorized, 1,283,068 issued and outstanding	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,068,449	1,126,837
Accumulated other comprehensive income	1,943,056	1,497,626
Less investment in Twenty Services Holding	(60,000)	(60,000)
Common treasury stock, 201,741 in 2013 and 2012 respectively	(312,224)	(312,224)
Preferred treasury stock, , 71,243 and 70,941 in 2013 and 2012 respectively	(17,919)	(17,843)

Net stockholders’ equity	4,516,254	4,129,288

Total liabilities and stockholders’ equity	$5,147,446	$4,553,074

TWENTY SERVICES, INC.

Statements of Income and Comprehensive Income

	Three Months Ended March 31,
	2013	2012
Revenues
Interest	$26,416	$27,480
Dividends	2,961	1,975

Total Revenue	29,377	29,455
Operating Expenses
General and Administrative	60,981	42,872

Loss Before Income Taxes	(31,604)	(13,417)
Income Tax Benefits (Expense)	—	—

Net Loss	$(31,604)	$(13,417)

Other Comprehensive Income (net of tax)
Unrealized gains on marketable securities	$625,404	$590,419
Income tax related to other comprehensive income	(179,973)	(190,368)

Other comprehensive income, after tax	$445,431	$400,051

Weighted average number of shares outstanding	1,081,327	1,083,196
Loss Per Common Share *	$(.05)	$(.04)

*	After giving effect on a pro-rata basis to anticipated preferred dividends of $0.07 per share per annum on 505,110 shares

TWENTY SERVICES, INC.

STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Interest and dividends received	$29,377	$29,455
Cash paid employees and supplier	(60,333)	(43,068)

Net cash used in operating activities	(30,956)	(13,613)
Cash flows from investing activities
Purchase of Preferred Stock for Treasury	(76)	(818)

Net cash used by investing activities	(76)	(818)

Net decrease in cash	(31,032)	(14,431)

Cash and temporary investments, beginning of period	90,221	104,672

Cash and temporary investments, end of period	$59,189	$90,241

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2013 the Registrant’s liquidity remained stable. The Company has neither notes payable nor long-term debt and does not anticipate the need for borrowing in the near future. The Registrant has sufficient cash and temporary cash investments to meet its short-term liquidity needs. Should long-term liquidity needs exceed cash and temporary cash investments, then the Registrant would dispose of marketable securities, as it deems appropriate. Current trends and known demands and commitments do not create a need for liquidity in excess of the Company’s current liabilities to generate liquidity.

The Company anticipates that its operating activities will continue to use cash flows and investing activities will generate cash flows.

RESULTS OF OPERATIONS

The Registrant reported a net loss of $31,604 for the three months ended March 31, 2013, as compared to the net loss of $13,417 for the corresponding 2012 period.

REVENUES

Revenues for the three months ended March 31, 2013 of $29,377 were comparable to $29,455 for the corresponding 2012 period.

EXPENSES

General and administrative expenses increased from $42,872 in 2012 to $60,981 for the corresponding 2013 period.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

COMPREHENSIVE INCOME

Comprehensive income net of tax totaled $413,827 for the first quarter of 2013 as compared to $386,634 in 2012.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 03/31/2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$3,675,959	$1,389,745

Total	$3,675,959	$1,389,745

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Twenty Services, Inc. maintains internal controls over financial reporting, which generally include those controls relating to the preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. As a small public company Twenty Services, Inc. is subject to the internal control reporting and attestation requirements under Section 13(a)-15 and 15(d)-15 of The Securities Exchange Act of 1934.

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

As required by applicable regulatory pronouncements, the PEO reviews and makes various certifications regarding the accuracy of Twenty Services’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting.

Twenty Services, Inc.’s stock is not listed or traded and, therefore, not required to comply with corporate governance listing standards.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-Q , the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on his evaluation of these disclosure controls and procedures, the Company’s Principal Executive Officer has concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of March 31, 2013 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’ internal control over financial reporting.

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

On February 28, 2013, the Board of Directors of the Registrant declared a cash dividend of SEVEN CENTS ($0.07) PER SHARE, payable March 28, 2013 to holders of record at February 28, 2013 of the Series A-1980, Series a-1981, Series a-1982 and Series A-1985 Preferred Stock, which dividend relates to the year ended December 31, 2012. On March 28, 2013, the dividend so declared was accrued in the amount of $26,786 and paid subsequent to March 31, 2013.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 PEO CERTIFICATION
31.2	SECTION 302 VP CERTIFICATION
32.1	SECTION 906 PEO CERTIFICATION
32.2	SECTION 906 VP CERTIFICATION
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 8, 2013	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer and Chief Financial Officer

Date: May 8, 2013	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice-President