Form 10-Q
period 2013-06-30
TWENTY SERVICES INC
filed 2013-07-26
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2013

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

As of June 30, 2013, the Registrant had 1,283,068 issued and 1,081,327 outstanding shares of common stock, par value of $0.10 per share, and as of June 30, 2013, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $4,565,631. Documents incorporated by reference: NONE

*	Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

TWENTY SERVICES, INC.

BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$93,618	$90,221
Marketable securities	5,111,666	4,440,300
Other assets	22,553	22,553

Total assets	$5,227,837	$4,553,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$39,855	$48,648
Deferred tax liability	589,894	375,138

Total liabilities	629,749	423,786
Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued	50,511	50,511
Common stock, $0.10 par value, 25,000,000 shares authorized, 1,283,068 shares issued	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,067,824	1,126,837
Accumulated other comprehensive income	2,025,650	1,497,626
Less investment in Twenty Services Holding	(60,000)	(60,000)
Common treasury stock – 201,741 in 2013 and 2012 respectively	(312,224)	(312,224)
Preferred Treasury, 71,788 in 2013 and 70,941 in 2012 respectively	(18,055)	(17,843)

Net stockholders’ equity	4,598,088	4,129,288

Total liabilities and stockholders’ equity	$5,227,837	$4,553,074

TWENTY SERVICES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue
Interest	$7,543	$8,320	$33,959	$35,800
Dividends	2,892	3,242	5,852	5,216

Total revenue	10,435	11,562	39,811	41,016
Operating Expenses
General and administrative	22,925	31,556	83,905	74,428

Operating loss	(12,490)	(19,994)	(44,094)	(33,412)
Other Income
Gain on sale of marketable securities	11,865	528	11,865	528

Net Loss	(625)	(19,466)	(32,229)	(32,884)

Other Comprehensive Income (net of tax)
Unrealized gain (loss) on marketable securities	129,241	(393,816)	754,645	196,603
Less: reclassification for net gains included in net income	(11,865)	(528)	(11,865)	(528)

Other comprehensive income	117,376	(394,344)	742,780	196,075

Income tax related to other comprehensive income	(34,783)	29,283	(214,756)	(56,890)

Other comprehensive income (loss), after tax	82,593	(365,061)	528,024	139,185

Comprehensive Income (Loss)	$81,968	$(384,527)	$495,795	$106,301

Weighted average number of shares outstanding	1,081,327	1,082,920	1,081,327	1,083,066

Loss Per Common *	$(0.00)	$(0.02)	$(0.06)	$(0.06)

*	After giving effect on a pro-rata basis to preferred dividends of $0.07 per share per annum on 433,322 shares outstanding.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:

Interest and dividends received	$10,434	$11,561	$39,811	$41,016
Cash paid to employees and suppliers	(27,020)	(35,951)	(87,353)	(79,019)

Net cash used by operating activities	(16,586)	(24,390)	(47,542)	(38,003)

Cash flows from financing and investing activities:
Net sale of securities	75.806	26,561	75,806	26,561
Dividends paid on Preferred Stock	(24,655)	(20,015)	(24,655)	(20,015)
Purchase of Preferred Stock for Treasury	(136)	(605)	(212)	(1,423)

Net cash provided by investing activities	51,015	5,941	50,939	5,123

Net increase (decrease) in cash	34,429	(18,449)	3,397	(32,880)
Cash and temporary investments, beginning of period	59,189	90,241	90,221	104,672

Cash and temporary investments, end of period	$93,618	$71,792	$93,618	$71,792

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Registrant reported a loss of $625 for the three months ended June 30, 2013, as compared to a loss of $19,466 for the corresponding 2012 period. The Registrant reported a loss of $32,229 for the six months ended June 30, 2013 as compared to a loss of $32,884 for the corresponding 2012 period.

REVENUES

Revenues for the three months ended June 30, 2013 of $10,435 were comparable to $11,562 for the corresponding 2012 period. Revenues for the six months ended June 30, 2013 of $39,811 were comparable to $41,016 for the corresponding 2012 period.

EXPENSES

General and administrative expenses decreased from $31,556 in 2012 to $22,925 for the corresponding three months period ended June 30, 2013. General and administrative expenses increased to $83,905 for the six months ended June 30, 2013 from $74,428 for the corresponding 2012 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

The Company anticipates that its investing activities will generate net cash flows and that its operating and financing activities will continue to use cash flows.

COMPREHENSIVE INCOME

Comprehensive income totaled $81,968 for the second quarter of 2013 as compared to a loss of $384,527 in 2012. For the six months ended June 30, 2013 comprehensive income totaled $495,795 versus comprehensive income of $106,301 for the comparable period ended June 30, 2012.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 06/30/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities	$3,862,415	$1,249,251	$.00

Total	$3,862,415	$1,249,251	$.00

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based upon criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of June 30, 2013 based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	NONE

Item 2. Changes in Securities	NONE

Item 3. Defaults Upon Senior Securities	NONE

Item 4. Submission of Matters to a Vote of Securities Holders	NONE

Item 5. Other Information:	NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 PEO/CFO CERTIFICATION

31.2	SECTION 302 VP CERTIFICATION

32.1	SECTION 906 PEO/CFO CERTIFICATION

32.2	SECTION 906 VP CERTIFICATION

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL – Taxonomy Extension Calculation Linkbase

101.DEF	XBRL – Taxonomy Extension Definition Linkbase

101.LAB	XBRL – Taxonomy Extension Label Linkbase

101-PRE	XBRL – Taxonomy Extension Presentation Linkbase

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 26, 2013	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer/Chief Financial Officer

Date: July 26, 2013	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice President