Form 10-Q
period 2013-09-30
TWENTY SERVICES INC
filed 2013-11-08
CIK 31704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2013

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

Par Value $0.10 per share 1,080,945 shares

As of September 30, 2013 , the Registrant had 1,283,068 issued and 1,080,945 outstanding shares of common stock, par value of $0.10 per share, and as of September 30, 2013, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the book value of such shares as of such date, was approximately $ 5,491,531. Documents incorporated by reference: NONE

*	Includes 7% Cumulative Series A-1980 Preferred Stock, 7% Cumulative Series A-1981 Preferred Stock, 7% Cumulative Series A-1982 Preferred Stock, and 7% Cumulative Series A-1985 Preferred Stock.

TWENTY SERVICES, INC.

BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$88,280	$90,221
Marketable securities	6,413,012	4,440,300
Other assets	22,552	22,553

Total assets	$6,523,844	$4,553,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$67,697	$48,648
Deferred tax liability	955,362	375,138

Total Liabilities	1,023,059	423,786

Stockholders’ equity:
Preferred stock, Cumulative $0.10 par value, 7% cumulative 2,500,000 shares authorized, 505,110 shares issued	50,511	50,511
Common stock, $0.10 par value, 25,000,000 shares authorized, 1,283,068 shares issued	128,307	128,307
Additional paid-in capital	1,716,074	1,716,074
Retained earnings	1,035,762	1,126,837
Accumulated other comprehensive income	2,962,514	1,497,626
Less investment in Twenty Services Holding	(60,000)	(60,000)
Common treasury stock – 202,123 in 2013 and 201,741 in 2012, respectively	(313,179)	(312,224)
Preferred Treasury - 76,384 in 2013 and 70,941 in 2012, respectively	(19,204)	(17,843)

Net stockholders’ equity	5,500,785	4,129,288

Total liabilities and stockholders’ equity	$6,523,844	$4,553,074

TWENTY SERVICES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue
Interest	$25,917	$21,345	$59,876	$57,145
Dividends	2,405	9,344	8,256	14,559

Total revenue	28,322	30,689	68,132	71,704
Operating Expenses
General and administrative	60,382	15,523	144,287	89,950

Operating income (loss)	(32,060)	15,166	(76,155)	(18,247)
Other Income (Loss)
Gain (loss) on sale of marketable securities	00	00	11,865	528

Loss Before Income Taxes	(32,060)	15,166	(64,290)	(17,719)

Net Income (Loss)	(32,060)	15,166	(64,290)	(17,719)

Other Comprehensive Income (net of tax)
Unrealized gain (loss) on marketable securities, net of tax	1,419,707	(28,135)	2,056,976	301,946

Less: reclassification adj for net gains included in net income	00	00	(11,865)	(528)

Other Comprehensive Income (Loss)	1,419,707	(28,135)	2,045,111	301,418
Income tax related to other comprehensive income	(400,250)	133,478	(580,223)	(56,890)

Other comprehensive income, after tax	1,019,457	105,343	1,464,888	244,528

Comprehensive Income	$987,397	$120,509	$1,400,598	$226,809

Weighted average number of shares outstanding	1,081,232	1,082,067	1,081,232	1,082,631
Income (Loss Per Common *	$(.03)	$(0.03)	$(0.08)	$(0.04)

*	After giving effect on a pro-rata basis to preferred dividends of $0.07 per share per annum on 428,726 shares outstanding.

TWENTY SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Interest and dividends received	$28,321	$30,688	$68,132	$71,704
Cash paid to employees and suppliers	(29,040)	(15,972)	(116,393)	(94,991)

Net cash provided by (used) by operating activities	(719)	14,716	(48,261)	(23,287)

Cash flows from financing and investing activities:
Net sale (purchase) of securities	(2,403)	00	73,403	26,561
Dividends paid	(112)	(4,805)	(24,767)	(5,290)
Purchase of Treasury Stock	(2,104)	(3,867)	(2,316)	(24,820)

Net cash provided (used) by investing activities	(4,619)	(8,672)	46,320	(3,549)

Net increase (decrease) in cash	(5,338)	6,044	(1,941)	(26,836)
Cash, beginning of period	93,618	71,792	90,221	104,672

Cash and temporary investments, end of period	$88,280	$77,836	$88,280	$77,836

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

The Company was historically engaged in the finance business, which consisted of extending credit to individuals and companies for various real estate projects, including single-family dwellings, commercial real estate and home improvements, and for business and other miscellaneous purposes. It has not made any loans in several years. Thus, the only revenue of the Company is interest and dividends from its marketable securities held as assets, as well as gains on sales of those assets. From time to time, the Company has sold some of those marketable securities to meet the operating expenses of the Company.

In the quarter ended September 30, 2013, the Company engaged legal advice to determine the steps necessary to discontinue filing reports with the Securities and Exchange Commission (SEC). As a result, the Company incurred additional expenses of $30,370 in this quarter. The costs of remaining a public company, which include accounting, legal, printing and mailing costs and the time of the Company’s management and staff are approximately $100,000 per year.

The Registrant reported a loss of $ 32,060 for the three months ended September 30, 2013, as compared to an income of $15,166 for the corresponding 2012 period. The Registrant reported a loss of $64,290 for the nine months ended September 30, 2013 as compared to a loss of $17,719 for the corresponding 2012 period.

REVENUES

Revenues for the three months ended September 30, 2013 of $28,322 were comparable to $30,689 for the corresponding 2012 period. Revenues for the nine months ended September 30, 2013 of $68,132 were comparable to $71,704 for the corresponding 2012 period.

EXPENSES

General and administrative expenses increased from $15,523 in 2012 to $60,382 for the corresponding three months period ended September 30, 2013. General and administrative expenses increased to $144,287 for the nine months ended September 30, 2013 from $89,950 for the corresponding 2012 period. The above financial statements include all the adjustments, which in the opinion of Management, are necessary for a fair presentation of such financial information in conformity with generally accepted accounting principles. All adjustments are of a normal recurring nature.

The Company anticipates that its operating activities and its investing activities will use net cash flows and that its financing activities will continue to generate cash flows.

COMPREHENSIVE INCOME

Comprehensive income totaled $1,400,598 for the nine months ended September 30, 2013 as compared to $226,809 in 2012.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level l) 09/30/2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities	$5,166,970	$1,246,033	$.00

Total	$5,166,970	$1,246,033	$.00

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	NONE

Item 2.	Changes in Securities	NONE

Item 3.	Defaults Upon Senior Securities	NONE

Item 4.	Submission of Matters to a Vote of Securities Holders	NONE

Item 5.	Other Information:	NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1	SECTION 302 PEO/CFO CERTIFICATION

31.2	SECTION 302 VP CERTIFICATION

32.1	SECTION 906 PEO/CFO CERTIFICATION

32.2	SECTION 906 VP CERTIFICATION

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL – Taxonomy Extension Calculation Linkbase

101.DEF	XBRL – Taxonomy Extension Definition Linkbase

101.LAB	XBRL – Taxonomy Extension Label Linkbase

101-PRE	XBRL - Taxonomy Extension Presentation Linkbase

TWENTY SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 8, 2013	/s/ David J. Noble
David J. Noble
Chairman/Director Principal Executive Officer/Chief Financial Officer

Date: November 8, 2013	/s/ Shirley B. Whitaker
Shirley B. Whitaker
Vice President